Form 10-Q
period 1997-09-30
PHILIP SERVICES CORP
filed 1997-11-14
CIK 894076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-20854

                             PHILIP SERVICES CORP.
             (Exact Name of Registrant as Specified in its Charter)

                   ONTARIO                                         N/A
       (State of Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                    Identification Number)

            100 KING STREET WEST,
              HAMILTON, ONTARIO                                  L8N 4J6
   (Address of Principal Executive Offices)                     (Zip Code)

                                       (905) 521-1600
                    (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                              ---

     The number of shares of Common Shares of the Registrant, outstanding at November 12, 1997, was 128,040,401.

================================================================================

                                  REPORT INDEX

                                 PART AND ITEM NO.                                   PAGE NO.
-----------------------------------------------------------------------------------  ---------
PART I -- Financial Information
  Item 1 -- Financial Statements
  Consolidated Balance Sheets as of September 30, 1997 (unaudited)
     and December 31, 1996.........................................................          3
  Consolidated Statements of Earnings for the Nine and Three Months Ended
     September 30, 1997 and September 30, 1996 (unaudited).........................          4
  Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and September 30, 1996 (unaudited).........................          5
  Notes to Consolidated Financial Statements (unaudited)...........................          6
  Item 2 -- Management's Discussion and Analysis of Financial Condition and
     Results of Operations.........................................................         11

PART II -- Other Information
  Item 1 -- Legal Proceedings......................................................         15
  Item 2 -- Changes in Securities..................................................         15
  Item 3 -- Defaults upon Senior Securities........................................         15
  Item 4 -- Submission of Matters to a Vote of Security Holders....................         15
  Item 5 -- Other Information......................................................         15
  Item 6 -- Exhibits and Reports on Form 8-K.......................................         16

Signature..........................................................................         17

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30     DECEMBER 31
                                                                         1997            1996
                                                                     ------------     -----------
                                                                     (UNAUDITED)       (AUDITED)
                             ASSETS
Current Assets:
  Cash and equivalents...........................................     $   58,771       $    6,044
  Accounts receivable (net of allowance for doubtful
     accounts of $17,898; December 31, 1996 -- $3,276)...........        458,779          199,921
  Inventory for resale...........................................        300,777          181,080
  Other current assets...........................................         80,343           44,690
                                                                     ------------     -----------
                                                                         898,670          431,735
Fixed assets.....................................................        553,329          254,087
Goodwill.........................................................        748,232          235,622
Other assets.....................................................        153,828           55,792
                                                                     ------------     -----------
                                                                      $2,354,059       $  977,236
                                                                      ==========        =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable...............................................     $  163,475       $  111,197
  Accrued liabilities............................................        176,185           46,907
  Current maturities of long-term debt...........................         11,775           19,956
                                                                     ------------     -----------
                                                                         351,435          178,060
Long-term debt...................................................        871,656          282,825
Deferred income taxes............................................         29,375           31,227
Other liabilities................................................         78,413           35,217
Contingencies
Shareholders' equity.............................................      1,023,180          449,907
                                                                     ------------     -----------
                                                                      $2,354,059       $  977,236
                                                                      ==========        =========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                        -----------------------------     -----------------------------
                                                        SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                                            1997             1996             1997             1996
                                                        ------------     ------------     ------------     ------------
Revenue
  Metals recovery...................................      $296,976         $ 73,609        $  758,722        $192,987
  Industrial services...............................       205,176           71,544           366,788         188,672
                                                        ------------     ------------     ------------     ------------
                                                           502,152          145,153         1,125,510         381,659
Operating expenses..................................       399,973          105,524           910,255         289,515
Selling, general and administrative costs...........        35,594           14,123            81,848          38,583
Depreciation and amortization.......................        17,698            6,016            35,288          17,307
                                                        ------------     ------------     ------------     ------------
Income from operations..............................        48,887           19,490            98,119          36,254
Interest expense....................................        13,073            3,813            27,052          13,786
Other income and expense -- net.....................        (1,290)            (429)           (5,341)         (2,228)
                                                        ------------     ------------     ------------     ------------
Earnings from continuing operations before tax......        37,104           16,106            76,408          24,696
Income taxes........................................        11,743            3,723            23,666           5,702
                                                        ------------     ------------     ------------     ------------
Earnings from continuing operations.................        25,361           12,383            52,742          18,994
Discontinued operations (net of tax)................            --           (6,014)               --            (716)
                                                        ------------     ------------     ------------     ------------
Net earnings........................................      $ 25,361         $  6,369        $   52,742        $ 18,278
                                                        ============     ============     ============     ============
Basic earnings per share
  Continuing operations.............................      $   0.28         $   0.23        $     0.68        $   0.42
  Discontinued operations...........................      $     --         $  (0.11)       $       --        $  (0.01)
                                                        ------------     ------------     ------------     ------------
                                                          $   0.28         $   0.12        $     0.68        $   0.41
                                                        ============     ============     ============     ============
Fully diluted earnings per share
  Continuing operations.............................      $   0.27         $   0.19        $     0.67        $   0.36
  Discontinued operations...........................      $     --         $  (0.08)       $       --        $  (0.01)
                                                        ------------     ------------     ------------     ------------
                                                          $   0.27         $   0.11        $     0.67        $   0.35
                                                        ============     ============     ============     ============
Weighted average number of common shares outstanding
  (000's)...........................................        91,369           53,178            77,844          44,814
                                                        ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                       FOR THE NINE MONTHS ENDED
                                                                     -----------------------------
                                                                     SEPTEMBER 30     SEPTEMBER 30
                                                                         1997             1996
                                                                     ------------     ------------
OPERATING ACTIVITIES
Net earnings from continuing operations..........................     $   52,742       $   18,994
Items included in earnings not affecting cash
  Depreciation and amortization..................................         27,495           13,185
  Amortization of goodwill.......................................          7,793            4,122
  Deferred income taxes..........................................          4,379            4,325
                                                                     ------------     ------------
Cash flow from continuing operations.............................         92,409           40,626
Cash used to finance working capital.............................       (191,747)         (58,455)
                                                                     ------------     ------------
Cash used in continuing operating activities.....................        (99,338)         (17,829)
Cash provided by discontinued operating activities...............             --           21,075
                                                                     ------------     ------------
Cash provided by (used in) operating activities..................        (99,338)           3,246
                                                                     ------------     ------------
INVESTING ACTIVITIES
Proceeds from sale of solid waste operations.....................         17,000          137,070
Acquisitions -- including acquired cash (bank indebtedness)......       (215,964)         (17,341)
Purchase of fixed assets.........................................        (34,765)         (12,634)
Other............................................................        (28,485)         (31,517)
                                                                     ------------     ------------
Cash provided by (used in) continuing investing activities.......       (262,214)          75,578
Cash used in investing activities of discontinued operations.....             --          (12,652)
                                                                     ------------     ------------
Cash provided by (used in) investing activities..................       (262,214)          62,926
                                                                     ------------     ------------
FINANCING ACTIVITIES
Changes in long-term debt........................................        401,823         (106,154)
Common shares issued.............................................         12,456           58,945
                                                                     ------------     ------------
Cash provided by (used in) continuing financing activities.......        414,279          (47,209)
Cash used in financing activities of discontinued operations.....             --           (9,271)
                                                                     ------------     ------------
Cash provided by (used in) financing activities..................        414,279          (56,480)
                                                                     ------------     ------------
Net change in cash for the period................................         52,727            9,692
Cash position, beginning of period...............................          6,044               --
                                                                     ------------     ------------
Cash position, end of period.....................................     $   58,771       $    9,692
                                                                      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Philip Services Corp. and its subsidiaries (the "Company"). There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1996.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the nine and three months ended September 30, 1997 and September 30, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the Company's estimates.

     Certain amounts in previously issued financial statements have been restated to conform to 1997 classifications.

(2) ACQUISITIONS

     On July 31, 1997, the Company acquired Allwaste, Inc. ("Allwaste") for a total consideration of $443.8 million. The acquisition was paid by the issuance of approximately 23 million common shares. During the nine months ended September 30, 1997, in addition to the Allwaste transaction, the Company acquired 19 other companies for a total consideration of approximately $314.6 million.

     All business combinations have been accounted for using the purchase method of accounting and are summarized below (in thousands):

                                             SEPTEMBER 30
                                             ALLWASTE       OTHERS         TOTAL          TOTAL
                                             ---------     ---------     ---------     -----------
<->1997                                                                                DECEMBER 31
-----------------------------------------                                                     1996
                                                                                       -----------
Purchase consideration
  Cash...................................    $      --     $ 162,462     $ 162,462      $ 109,301
  Company's common shares................      391,719       115,546       507,265         29,571
  Deferred payments and long-term debt...           --        24,313        24,313         22,373
  Acquisition costs and accruals.........       52,047        12,261        64,308          3,875
                                             ---------     ---------     ---------      ---------
                                             $ 443,766     $ 314,582     $ 758,348      $ 165,120
                                             =========     =========     =========      =========
Fair value of net assets acquired
  Cash (bank indebtedness)...............    $   8,601     $ (12,436)    $  (3,835)     $   1,849
  Long-term debt.........................     (142,363)      (34,308)     (176,671)       (14,513)
  Assets, excluding cash & intangibles...      267,720       346,652       614,372        171,861
  Liabilities............................      (77,318)     (137,300)     (214,618)       (63,092)
  Goodwill...............................      387,126       137,344       524,470         63,535
  Other intangibles......................           --        14,630        14,630          5,480
                                             ---------     ---------     ---------      ---------
                                             $ 443,766     $ 314,582     $ 758,348      $ 165,120
                                             =========     =========     =========      =========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     The unaudited pro forma information set forth below assumes the acquisition of Allwaste and the material acquisitions in 1996 of Luntz Corporation and Intsel Southwest Limited Partnership, occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have resulted if the acquisitions had occurred on January 1, 1996 (in millions, except per share amounts):

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                           ------------------
                                                                            1997        1996
                                                                           -------     ------
Revenue................................................................    $1,352.4    $864.1
Earnings from continuing operations....................................    $  54.5     $ 19.1
Fully diluted earnings per share from continuing operations............    $  0.55     $ 0.25

(3) DISCONTINUED OPERATIONS (in thousands)

     In August 1996, the Company sold its municipal and commercial solid waste business (the "Solid Waste Business") for a total consideration of $115,000 to USA Waste Services Inc. ("USA Waste"). The consideration included $60,000 in cash, $38,000 in unrestricted common shares of USA Waste, and $17,000 in restricted common shares of USA Waste (in total, representing less than 2% of USA Waste's voting stock). The unrestricted common shares of USA Waste were sold in September 1996 for $39,508, resulting in a gain before tax of $1,508 which is included in Other income and expense -- net in the Consolidated Statements of Earnings. The restriction on the $17,000 common shares of USA Waste was removed in January 1997 and in February 1997, the Company sold these shares for $19,800, resulting in a further gain before tax of $2,800. Revenue of the Solid Waste Business, net of intercompany revenue, was $28,656 and $59,028 for the three and nine months ended September 30, 1996, respectively.

                                                                          SEPTEMBER 30, 1996
                                                                     ----------------------------
                                                                     THREE MONTHS     NINE MONTHS
                                                                        ENDED            ENDED
                                                                     ------------     -----------
Loss on sale of Solid Waste Business, net of income
  taxes recoverable of $2,568....................................      $ (5,588)        $(5,588)
Income from discontinued operations (net of tax).................          (426)          4,872
                                                                     ------------     -----------
Discontinued operations..........................................      $ (6,014)        $  (716)
                                                                     ==========       =========

(4) FIXED ASSETS (in thousands)

                                         SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                  ---------------------------------   ---------------------------------
                                             ACCUMULATED   NET BOOK              ACCUMULATED   NET BOOK
                                    COST     DEPRECIATION   VALUE       COST     DEPRECIATION   VALUE
                                  --------   -----------   --------   --------   -----------   --------
Land............................  $ 59,947    $      --    $ 59,947   $ 40,030    $      --    $ 40,030
Landfill sites..................    24,766        1,686      23,080     15,534          651      14,883
Buildings.......................   123,569       22,756     100,813     59,375        7,807      51,568
Equipment.......................   484,688      129,837     354,851    186,033       54,094     131,939
Assets under development........    14,638           --      14,638     15,667           --      15,667
                                  --------   -----------   --------   --------   -----------   --------
                                  $707,608    $ 154,279    $553,329   $316,639    $  62,552    $254,087
                                  ========    =========    ========   ========    =========    ========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(5)  LONG-TERM DEBT (in thousands)

                                                                 SEPTEMBER 30     DECEMBER 31
                                                                     1997            1996
                                                                 ------------     -----------
Bank term loan (a)...........................................      $812,908        $ 248,119
Loans bearing interest at a weighted average fixed rate of
  6.95% maturing at various dates up to 2014.................        42,415            5,175
Loans bearing interest at prime plus a weighted average
  floating rate of 0.80% maturing at various dates up to
  2001.......................................................         4,044            5,481
Loans unsecured, bearing interest at prime, maturing at
  various dates up to 2001...................................         6,056           26,886
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2002......................................        16,661           14,484
Other........................................................         1,347            2,636
                                                                   --------         --------
                                                                    883,431          302,781
Less current maturities of long-term debt....................        11,775           19,956
                                                                   --------         --------
                                                                   $871,656        $ 282,825
                                                                   ========         ========

(a) In August 1997, the Company signed a US $1.5 billion revolving credit agreement with a syndicate of international lenders which replaced the 1996 revolving term loan agreement and refinanced certain other long-term debt. The new credit agreement expires in August of 2002, and contains certain restrictive covenants and financial covenants including the following:

     - the Company must meet interest ratio coverage tests as well as total debt and fixed charge ratio coverage tests

     - certain acquisitions by the Company must be reviewed by the lenders prior to completion

     At September 30, 1997 the Company is in compliance with all of the covenants of the credit agreement.

     Borrowings under the credit facility are guaranteed, jointly and severally by the Company's wholly owned subsidiaries. The facility bears interest based on a moving grid. At September 30, 1997, the Company was paying LIBOR plus 1.25% on these borrowings. Letters of credit outstanding under the Credit Agreement amounted to $59 million at September 30, 1997.

(6)  SHAREHOLDERS' EQUITY (in thousands, except share amounts)

                                                                 SEPTEMBER 30     DECEMBER 31
                                                                     1997            1996
                                                                 ------------     -----------
Share capital................................................     $  887,609      $  363,079
Retained earnings............................................        163,632         110,890
Cumulative foreign currency translation adjustment...........        (28,061)        (24,062)
                                                                  ----------      ----------
                                                                  $1,023,180      $  449,907
                                                                  ==========      ==========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

THE ISSUED CAPITAL OF THE COMPANY IS COMPRISED OF THE FOLLOWING:

                                                                          COMMON SHARES
                                                                    --------------------------
                                                                      NUMBER          AMOUNT
                                                                    -----------     ----------
Balance -- December 31, 1996....................................     69,876,868     $  363,079
Shares issued in respect of acquisitions during the period......     30,271,301        507,265
Share options exercised for cash................................      1,684,207         11,987
Other...........................................................        396,842          5,278
                                                                       --------       --------
Balance -- September 30, 1997...................................    102,229,218     $  887,609
                                                                       ========       ========

(7) STATEMENTS OF CASH FLOWS (in thousands)

     The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 1996 and 1997 are as follows:

                                                                     SEPTEMBER 30     SEPTEMBER 30
                                                                         1997             1996
                                                                     ------------     ------------
Supplemental Disclosures:
  Interest paid..................................................      $ 27,006         $ 17,470
  Income taxes paid..............................................         1,921            1,117
Non Cash Transactions:
  Common stock issued in acquisitions............................       507,265            9,503
  Capital leases and debt obligations for the purchase of
     property and equipment......................................        12,579           10,312
  Debt and liabilities incurred or assumed in acquisitions.......        42,125              223
  Debt converted to common stock.................................            --           35,051

(8) COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                           FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                          -----------------------------     -----------------------------
                                          SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                              1997             1996             1997             1996
                                          ------------     ------------     ------------     ------------
Net earnings for the period...........      $ 25,361         $  6,369         $ 52,742         $ 18,278
Interest from conversion of
  subordinated convertible
  debentures..........................           223              901              223            3,440
                                          ------------     ------------     ------------     ------------
Net earnings for the period -- fully
  diluted.............................      $ 25,584         $  7,270         $ 52,965         $ 21,718
                                          ==========       ==========       ==========       ==========
Number of common shares outstanding...       102,229           53,710          102,229           53,710
Effect of using weighted average
  common shares outstanding...........       (10,860)            (532)         (24,385)          (8,896)
                                          ------------     ------------     ------------     ------------
Basic weighted average number of
  common shares outstanding...........        91,369           53,178           77,844           44,814
Effect from conversion of common stock
  equivalents.........................         3,652           14,331            1,687           18,077
                                          ------------     ------------     ------------     ------------
Fully diluted weighted average number
  of common shares outstanding........        95,021           67,509           79,531           62,891
                                          ==========       ==========       ==========       ==========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(9) CONTINGENCIES (in thousands)

(a) Certain operating subsidiaries acquired by the Company have been named as a potentially responsible or liable party in respect of several US federal or state superfund sites. These proceedings are principally based on allegations that the subsidiaries (or their predecessors) disposed of hazardous substances at the sites in question. Based on its review of these claims, the Company has estimated its share of the cost to remediate these sites and has accrued $2,540 as at September 30, 1997 (December 31, 1996 -- $419) to cover these costs.

(b) Certain of the Company's subsidiaries' facilities are contaminated as a result of operating practices at the sites prior to their acquisition by the Company. Investigations of these sites have substantially characterized the nature and extent of the contamination.

    The Company estimates the remaining liability to remediate these sites to be $34,335 and has accrued this amount in its September 30, 1997 financial statements (December 31, 1996 -- $19,455).

(c) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability if any.

(10) SUBSEQUENT EVENTS

(a) Acquisitions

    On October 10, 1997 the Company acquired the operating assets of Luria Brothers and on October 28, 1997 acquired the Steiner-Liff Metals Group of companies and the Southern Foundry Supply Group of companies. These companies provide scrap processing and mill services to the U.S. steel industry. The aggregate consideration to be paid for these businesses is $495.9 million, which includes the assumption of $32.9 million in debt, the issue of 5.6 million common shares of the Company and cash of $368.8 million.

(b) Public Offering

    On November 12, 1997, the Company closed its previously announced transaction to sell 20 million Common Shares at $16.50 per share, with the net proceeds of $316.8 to be used to repay indebtedness outstanding under the Company's Credit Facility.

                     PHILIP SERVICES CORP. AND SUBSIDIARIES

             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three months ended and nine months ended September 30, 1997 and 1996 and should be read in conjunction with the Company's condensed Consolidated Financial Statements and related notes thereto included elsewhere herein, as well as the Company's Consolidated Financial Statements and related notes thereto included in the Company's 1996 Annual Report. The Company's quarterly reporting during 1997 is in U.S. dollars and in accordance with U.S. generally accepted accounting principles.

INTRODUCTION

     The Company is a supplier of resource recovery and industrial services. The Company has over 300 operating facilities and over 12,000 employees located throughout the United States, Canada and Europe, that provide services to approximately 50,000 industrial and commercial customers. The Company has achieved its position in the metals recovery and industrial services markets through internal growth and through the acquisition and integration of over 30 companies since the beginning of 1996. As a result, the Company is viewed as a leading consolidator in the metals recovery and industrial services industries. The Company's primary base of operations is in the United States with approximately 70% of the Company's consolidated revenue generated in U.S. dollars in the nine months ended September 30, 1997.

     The Company's business is organized into two operating divisions -- the Metals Recovery Group and the Industrial Services Group. The Metals Recovery Group processes or recycles ferrous (steel), copper and aluminum materials. The ferrous operations include the collection and processing of ferrous scrap materials for shipment to steel mills, and brokerage services. The Company also processes and distributes structural steel products. Copper operations include processing of wire and cable scrap to recover copper, aluminum and plastics, refining of second grade copper into prime ingot, and on-site management of materials recycling centers for the telecommunications industry. Aluminum operations process aluminum dross into aluminum ingots, and produce aluminum deoxidizing products and alloys from aluminum scrap for reuse in the steel and automotive industries respectively. Both the ferrous and non-ferrous operations of Philip provide significant brokerage capabilities for scrap materials and primary metals including steel, copper, and aluminum. The Metals Recovery Group services the steel, telecommunications, aluminum, wire and cable and automotive industry sectors.

     The Industrial Services Group provides industrial outsourcing services, by-products recovery and environmental services through a network of over 250 facilities. The Industrial Services Group is divided into four main activities: on-site industrial services, by-products recovery, environmental services and utilities management. On-site industrial services include industrial cleaning and maintenance, waste collection and transportation, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. By-products recovery includes distillation, fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. Environmental services range from decommissioning and remediation to emergency response and analytical services. Utilities management services include industrial and municipal water and wastewater treatment plants, power plants and related infrastructure. The Industrial Services Group services the automotive, chemical, food, beverage, oil and gas, paint and coatings, petrochemical and pulp and paper industry sectors.

     The Company's operating expenses include direct and indirect labour and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force.

EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended September 30, 1997, the Company had earnings from continuing operations of $25.4 million or $0.27 per share on a fully diluted basis. This compares to $12.4 million of earnings from continuing operations and $0.19 fully diluted earnings per share from continuing operations for the three months ended September 30, 1996.

     For the first nine months of 1997, net earnings from continuing operations were $52.7 million or $0.67 per share on a fully diluted basis. For the first nine months of 1996, net earnings from continuing operations were $19.0 million or $0.36 per share on a fully diluted basis.

REVENUE

     Consolidated revenue for the three months ended and nine months ended September 30, 1997 compared with the same periods in 1996 is shown in the table which follows:

                                   THREE MONTHS ENDED SEPTEMBER      NINE MONTHS ENDED SEPTEMBER
                                                30                               30
                                   -----------------------------    -----------------------------
                                                            %                                %
                                    1997       1996      CHANGE      1997       1996      CHANGE
                                   -------    -------    -------    -------    -------    -------
Metals Recovery.................   $ 297.0    $  73.6       304%    $ 758.7    $ 193.0       293%
Industrial Services.............     205.1       71.5       187%      366.8      188.7        94%
                                   -------    -------    -------    -------    -------    -------
Total...........................   $ 502.1    $ 145.2       246%    $1,125.5   $ 381.7       195%
                                   =======    =======    =======    =======    =======    =======

     The 195% increase in consolidated revenue for the first nine months ended September 30, 1997 was attributable to internal growth of approximately $59 million and approximately $685 million from acquisitions.

     In the Metals Recovery Group, the increase in revenue for the first nine months of 1997 compared to the same period for 1996 is as a result of both internal growth and acquisitions. The Metals Recovery Group acquired seven new businesses in the first nine months of 1997 and four new businesses in late 1996 which contributed the majority of the revenue increase. The increase in revenue for the Industrial Services Group for the nine months ended September 30, 1997 of 94% comes primarily from the acquisitions of Allwaste and Serv-Tech which were completed on July 31, 1997. These acquisitions contributed 49% of the revenue increase for the nine months ended September 30, 1997 compared to the same period in 1996.

OPERATING EXPENSES

     Operating expenses for the nine months ended September 30, 1997 were $910.3 million, an increase of $620.7 million or 214% over the same period in 1996. The increase in operating expenses is due mainly to the acquisition of new businesses in late 1996 and during the first nine months of 1997. As a percentage of revenues, operating expenses increased from 76% for the first nine months of 1996 to 81% for the same period of 1997. This increase is the result of newly acquired businesses in the Metals Recovery Group which generally have higher operating expenses than Industrial Services Group businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $81.8 million for the first nine months of 1997 representing an increase of $43.3 million or 112% over the same period in 1996. The increase is attributable to the consolidation for the first time of selling, general and administrative expenses of companies acquired in late 1996 and during the first nine months of 1997 and to the addition of selling and corporate staff to manage the increased volume of business. However, as a percentage of revenue, selling, general and administrative expenses decreased to 7.3% of consolidated revenue for the first nine months of 1997 compared to 10.1% in the first nine months of 1996. This is due to the fact that selling, general and administrative costs associated with Metals Recovery Group companies acquired, as a percentage of revenue, were lower than these same costs for Industrial Services Group businesses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill in the first nine months of 1997 was $35.3 million, representing an increase of $18 million or 103% over the same period in 1996. This increase was due to acquisitions, to a continued high level of fixed asset additions, and to the full year effect of acquisitions completed by the Company in the prior year.

INTEREST EXPENSE

     Interest expense for the first nine months of 1997 was $27.1 million, representing an increase of $13.3 million or 96% over the same period in 1996. This increase was primarily attributable to increased borrowings to finance the Company's growth by acquisition and fixed asset expansion, together with working capital requirements to support the Company's increased revenue base.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the first nine months of 1997 includes a $2.8 million gain before tax on the sale of the USA Waste shares received as part of the proceeds on the sale of the municipal and commercial solid waste business in 1996. The shares which were restricted at the time of receipt, were sold by the Company in February 1997 following the removal of the restriction.

INCOME TAXES

     The Company's effective income tax rate increased to 31% in the nine months ended September 30, 1997 from 23% for the same period in 1996, due to a shift in business to higher income tax rate jurisdictions. The effective income tax rate was lower than the Canadian statutory combined federal and provincial rate due to the effect of Philip's significant business in other jurisdictions where income tax rates are generally lower than those in Canada.

DISCONTINUED OPERATIONS

     The loss from discontinued operations of $0.7 million for the nine months ended September 30, 1996 consists of the net earnings of the Company's municipal and commercial solid waste business. These operations have been discontinued as a result of the sale of the Company's municipal and commercial solid waste business in 1996. Interest expense has been allocated to the municipal and commercial solid waste business segment based upon the relationship of the net assets of the solid waste business to the Company's consolidated net assets.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     At September 30, 1997, the Company's working capital was $547.2 million, representing an increase of $253.7 million from December 31, 1996. Inventory for resale is a significant component of the working capital at September 30, 1997 and increased by $119.7 million over December 31, 1996. Of this increase, $65.3 million was added through companies acquired since December 31, 1996 and $4.5 million was added by reason of new plant facilities. In addition, at September 30, 1997, accounts receivable were $258.9 million higher than December 31, 1996, due in part to accounts receivable acquired as part of new business combinations amounting to $231 million.

     In August 1997, the Company signed a five year term, revolving credit agreement with a syndicate of international banks which provides up to $1.5 billion in borrowings, subject to compliance with specified availability tests. The credit agreement is guaranteed by all of the Company's wholly-owned subsidiaries. At September 30, 1997, the Company had undrawn credit capacity under this facility of approximately $630 million, net of letters of credit outstanding, which amounted to $59 million.

ACQUISITIONS

     During the third quarter of 1997, the Company concluded a number of acquisitions, the most significant of which were the following:

     On July 31, 1997, the shareholders of Allwaste and Serv-Tech voted in favour of the mergers which were jointly announced by the companies earlier this year. Under the terms of the respective merger agreements, each share of Allwaste, Inc. stock was exchanged for 0.611 shares of Philip common stock and each share of Serv-Tech stock was exchanged for 0.403 shares of Philip common stock.

     In addition to the above acquisitions, the Company has completed 18 other acquisitions during the nine months ended September 30, 1997.

     In October, 1997, subsequent to the end of the third quarter, the Company announced the acquisition of Luria Brothers, the Steiner Liff Metals group of companies and the Southern Foundry Supply group of companies. The aggregate purchase price for Luria, Steiner-Liff and Southern Foundry was $495.9 million which includes the assumption of $32.6 million in debt. Part of the purchase price was satisfied by the issuance of 5.6 million Philip common shares.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $34.8 million for the first nine months of 1997 compared to $12.6 million for the same period in 1996.

CAPITAL STRUCTURE

     On November 12, 1997, the Company closed its previously announced transaction to sell 20 million Common Shares at $16.50 per share, with the net proceeds of $316.8 to be used to repay indebtedness outstanding under the Company's Credit Facility.

     In addition to the equity offering noted, the Company has issued 32.4 million common shares during 1997 for a total consideration of $524.5 million, and therefore, the share capital of the Company increased from $363.1 at December 31, 1996 to $887.6 million at September 30, 1997. The common shares were issued primarily as a result of acquisitions or as the result of the exercise of employee stock options. The September 30, 1997 shareholders' equity does not reflect the net proceeds from the equity offering since this transaction closed on November 12, 1997.

RISKS AND UNCERTAINTIES

     See "Commitments and Contingencies" in the notes to the consolidated financial statements for description of certain contingent liabilities relating to the Company and its subsidiaries. There has been no material change in the status of these contingencies since December 31, 1996.

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company's results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

     In January 1997, the State of Missouri brought an enforcement action against Solvent Recovery Corporation and the Company in state court alleging numerous violations of hazardous waste regulations at the Company's Kansas City, Missouri facility. Included were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit as well as allegations of numerous deficiencies under regulations and the permit in the accumulation, record keeping, inspection, labeling, transportation and handling of such waste. Through subsequent meetings and correspondence, the state has required (1) submittal of a comprehensive application for permit modification; (2) submittal of a plan for achieving and maintaining compliance with respect to operations; and (3) payment of a penalty of approximately $560,000. The Company has submitted permit application documents and a compliance plan and is negotiating with the State for resolution of this matter. While settlement may require payment of a substantial penalty, the Company does not expect that matter will have a material adverse effect on the Company's results of operations or financial position.

ITEM 2: CHANGES IN SECURITIES

(C) SALES OF UNREGISTERED SECURITIES

     On July 31, 1997, the Company issued 286,418 Common Shares in connection with the acquisition of the stock of D&L, Inc. The transaction was exempt from registration under Section 4(2) of the Securities Act.

     On July 3, 1997, the Company issued 422,331 Common Shares in connection with the acquisition of the stock of Roth Bros. Smelting Corp. The transaction was exempt from registration under Section 4(2) of the Securities Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

3.1 Articles of Amalgamation of Lincoln Waste Management Inc. (previous name of the Registrant), dated April 15, 1991 (filed as Exhibit 1.2 to the Registration Statement on Form 20-F of the Registrant dated January 14, 1993 (File No. 0-20854) and incorporated herein by reference)

3.2 By-Laws of Lincoln Waste Management Inc. (previous name of the Registrant), dated August 16, 1990 (filed as Exhibit 1.4 to the Registration Statement on Form 20-F of the Registrant dated January 14, 1993 (File No. 0-20854) and incorporated herein by reference)

10.1 Stock Purchase Agreement dated December 20, 1996 among Pechiney North America, Inc., Philip Metals (Delaware), Inc. and PEN Metals (Delaware), Inc. relating to the acquisition of Instel Southwest Limited Partnership (filed as Exhibit 10.1 to the Registration Statement on Form F-4 of the Registrant (File No. 333-6834) and incorporated herein by reference)

10.2 Agreement and Plan of Reorganization dated December 30, 1996 among Philip Environmental Inc., Philip Environmental Delaware Acquisition Corp., and Luntz Corporation (filed as Exhibit 10.2 to the Registration Statement on Form F-4 of the Registrant (File No. 333-6834) and incorporated herein by reference)

10.3 Agreement and Plan of Merger, dated as of March 5, 1997, by and among Philip Environmental Inc., Taro Aggregates Ltd., an Ontario corporation and a wholly owned subsidiary of the Registrant ("Taro"), Philip/Atlas Merger Corp., a Delaware corporation and a wholly owned subsidiary of Taro, and Allwaste, Inc., a Delaware corporation (attached as Annex A to the Proxy Statement/Prospectus included in the Registration Statement on Form F-4 of the Registrant (File No. 332-6272) and incorporated herein by reference)

10.4 Agreement and Plan of merger dated March 5, 1997, among Philip Environmental Inc., Taro Aggregates Ltd., ST Acquisition Corporation and ServTech, Inc. (included as Appendix A to the Proxy Statement/Prospectus in
     Part 1 of the Registration Statement on Form F-4 of the Registrant (File No. 333-6834) and incorporated herein by reference)

10.5 Credit Agreement, dated as of August 11, 1997, among Philip Services Corp., Philip Environmental (Delaware), Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company, Dresdner Bank of Canada, Dresdner Bank AG/New York Branch, Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders.

10.6 Asset Purchase Agreement, dated as of October 10, 1997, among Philip Services Corp., Philip Metals (Ohio) Inc., Connell Limited Partnership and Connell Industries Inc., relating to the acquisition of Luria Brothers (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated October 25, 1997, and incorporated herein by reference)

27.1 Financial Data Schedule

(B)  REPORTS OF FORM 8-K

     The Company filed a Current Report on Form 8-K, dated August 15, 1997, relating to the acquisitions of Allwaste, Inc. and Serv-Tech, Inc. on July 31, 1997.

     The Company filed a Current Report on Form 8-K, dated September 8, 1997, relating to the Company's quarterly financial statements for the six month period ended June 30, 1997.

     The Company filed a Current Report on Form 8-K, dated September 29, 1997, relating to the acquisition of certain assets of A-C-I Holdings.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Philip Services Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP SERVICES CORP.

                                          By:    /s/ MARVIN D. BOUGHTON
                                            ------------------------------------
                                            Marvin D. Boughton
                                              Executive Vice President
                                              and Chief Financial Officer

Dated: November 14, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION                                   PAGE NO.
------   ----------------------------------------------------------------------------  --------
   3.1   Articles of Amalgamation of Lincoln Waste Management Inc. (previous name of the Registrant), dated April 15, 1991 (filed as Exhibit 1.2 to the
         Registration Statement on Form 20-F of the Registrant dated January 14, 1993
         (File No. 0-20854) and incorporated herein by reference)....................
   3.2   By-Laws of Lincoln Waste Management Inc. (previous name of the Registrant), dated August 16, 1990 (filed as Exhibit 1.4 to the Registration Statement on
         Form 20-F of the Registrant dated January 14, 1993 (File No. 0-20854) and incorporated herein by reference)...........................................
  10.1   Stock Purchase Agreement dated December 20, 1996 among Pechiney North
         America, Inc., Philip Metals (Delaware), Inc. and PEN Metals (Delaware),
         Inc. relating to the acquisition of Instel Southwest Limited Partnership
         (filed as Exhibit 10.1 to the Registration Statement on Form F-4 of the
         Registrant (File No. 333-6834) and incorporated herein by reference)........
  10.2   Agreement and Plan of Reorganization dated December 30, 1996 among Philip
         Environmental Inc., Philip Environmental Delaware Acquisition Corp., and
         Luntz Corporation (filed as Exhibit 10.2 to the Registration Statement on
         Form F-4 of the Registrant (File No. 333-6834) and incorporated herein by reference)..................................................................
  10.3   Agreement and Plan of Merger, dated as of March 5, 1997, by and among Philip
         Environmental Inc., Taro Aggregates Ltd., an Ontario corporation and a wholly owned subsidiary of the Registrant ("Taro"), Philip/Atlas Merger
         Corp., a Delaware corporation and a wholly owned subsidiary of Taro, and
         Allwaste, Inc., a Delaware corporation (attached as Annex A to the Proxy
         Statement/Prospectus included in the Registration Statement on Form F-4 of the Registrant (File No. 332-6272) and incorporated herein by reference)....
  10.4   Agreement and Plan of merger dated March 5, 1997, among Philip Environmental
         Inc., Taro Aggregates Ltd., ST Acquisition Corporation and Serv-Tech, Inc.
         (included as Appendix A to the Proxy Statement/Prospectus in Part 1 of the
         Registration Statement on Form F-4 of the Registrant (File No. 333-6834) and
         incorporated herein by reference)...........................................
  10.5   Credit Agreement, dated as of August 11, 1997, among Philip Services Corp.,
         Philip Environmental (Delaware), Inc., Canadian Imperial Bank of Commerce,
         Bankers Trust Company, Dresdner Bank of Canada, Dresdner Bank AG/New York
         Branch, Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders..................................
  10.6   Asset Purchase Agreement, dated as of October 10, 1997, among Philip
         Services Corp., Philip Metals (Ohio) Inc., Connell Limited Partnership and
         Connell Industries Inc., relating to the acquisition of Luria Brothers
         (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated
         October 25, 1997, and incorporated herein by reference).....................
  27.1   Financial Data Schedule.....................................................