Form 10-Q/A
period 1997-09-30
PHILIP SERVICES CORP
filed 1998-03-31
CIK 894076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-Q/A

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

     The number of shares of Common Shares of the Registrant, outstanding at March 26, 1998, was 131,118,712.

================================================================================

                                EXPLANATORY NOTE

     This Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Philip Services Corp. ("Philip" or the "Company") for the quarter ended September 30, 1997 (the "Form 10-Q") is filed for the purpose of amending and restating in their entirety Items 1 and 2 of Part I hereof, and to replace
Exhibit 27.1, filed previously, with Exhibit 27.1, filed herewith.

                                  REPORT INDEX

                     PART AND ITEM NO.                        PAGE NO.
                     -----------------                        --------
PART I -- Financial Information
  Item 1 -- Financial Statements
  Consolidated Balance Sheets as of September 30, 1997
     (unaudited) and December 31, 1996......................         3
  Consolidated Statements of Earnings for the Nine and Three
     Months Ended September 30, 1997 and September 30, 1996
     (unaudited)............................................         4
  Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1997 and September 30, 1996
     (unaudited)............................................         5
  Notes to Consolidated Financial Statements (unaudited)....         6
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........        13
PART II -- Other Information
  Item 6 -- Exhibits and Reports on Form 8-K................        18
Signature...................................................        19

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1997           1996
                                                                ------------    -----------
                                                                (UNAUDITED)      (AUDITED)
                                                                (RESTATED)      (RESTATED)
                                          ASSETS
Current Assets:
  Cash and equivalents......................................     $   58,771      $   6,044
  Accounts receivable (net of allowance for doubtful
     accounts of $17,898; December 31, 1996 -- $5,907)......        431,879        173,021
  Inventory for resale......................................        231,494        172,280
  Other current assets......................................         80,343         44,690
                                                                 ----------      ---------
                                                                    802,487        396,035
Fixed assets................................................        553,329        254,087
Goodwill....................................................        748,232        235,622
Deferred income taxes.......................................         25,970         12,225
Other assets................................................        153,828         55,792
                                                                 ----------      ---------
                                                                 $2,283,846      $ 953,761
                                                                 ==========      =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $  185,639      $ 189,846
  Accrued liabilities.......................................        176,185         46,907
  Current maturities of long-term debt......................         11,775         19,956
                                                                 ----------      ---------
                                                                    373,599        256,709
Long-term debt..............................................        871,656        282,825
Other liabilities...........................................        105,713         35,217
Contingencies
Shareholders' equity........................................        932,878        379,010
                                                                 ----------      ---------
                                                                 $2,283,846      $ 953,761
                                                                 ==========      =========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                        ----------------------------    ----------------------------
                                                        SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                                            1997            1996            1997            1996
                                                        ------------    ------------    ------------    ------------
                                                         (RESTATED)      (RESTATED)      (RESTATED)      (RESTATED)
Revenue
  Metals recovery...................................      $301,604        $ 73,609       $  763,350       $192,987
  Industrial services...............................       205,176          71,544          366,788        188,672
                                                          --------        --------       ----------       --------
                                                           506,780         145,153        1,130,138        381,659
Operating expenses..................................       405,335         105,524          941,968        289,515
Special charges.....................................         8,779           7,949            4,213         24,401
Selling, general and administrative costs...........        35,594          14,123           81,848         38,583
Depreciation and amortization.......................        17,698           6,016           35,288         17,307
                                                          --------        --------       ----------       --------
Income from operations..............................        39,374          11,541           66,821         11,853
Interest expense....................................        13,073           3,813           27,052         13,786
Other income and expense -- net.....................        (1,290)           (429)          (5,341)        (2,228)
                                                          --------        --------       ----------       --------
Earnings from continuing operations before tax......        27,591           8,157           45,110            295
Income taxes........................................         8,128             702           11,773         (3,570)
                                                          --------        --------       ----------       --------
Earnings from continuing operations.................        19,463           7,455           33,337          3,865
Discontinued operations (net of tax)................            --          (6,014)              --           (716)
                                                          --------        --------       ----------       --------
Net earnings........................................      $ 19,463        $  1,441       $   33,337       $  3,149
                                                          ========        ========       ==========       ========
Basic earnings per share
  Continuing operations.............................      $   0.21        $   0.14       $     0.43       $   0.09
  Discontinued operations...........................      $     --        $  (0.11)      $       --       $  (0.02)
                                                          --------        --------       ----------       --------
                                                          $   0.21        $   0.03       $     0.43       $   0.07
                                                          ========        ========       ==========       ========
Diluted earnings per share
  Continuing operations.............................      $   0.21        $   0.14       $     0.43       $   0.09
  Discontinued operations...........................      $     --        $  (0.11)      $       --       $  (0.02)
                                                          --------        --------       ----------       --------
                                                          $   0.21        $   0.03       $     0.43       $   0.07
                                                          ========        ========       ==========       ========
Weighted average number of common shares outstanding
  (000's)...........................................        91,369          53,178           77,844         44,814
                                                          ========        ========       ==========       ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                 FOR THE NINE MONTHS ENDED
                                                                ----------------------------
                                                                SEPTEMBER 30    SEPTEMBER 30
                                                                    1997            1996
                                                                ------------    ------------
                                                                 (RESTATED)      (RESTATED)
OPERATING ACTIVITIES
Net earnings from continuing operations.....................     $  33,337       $   3,865
Items included in earnings not affecting cash
  Depreciation and amortization.............................        27,495          13,185
  Amortization of goodwill..................................         7,793           4,122
  Deferred income taxes.....................................        (7,514)         (4,947)
  Net gain on sale of assets................................        (2,800)             --
                                                                 ---------       ---------
Cash flow from continuing operations........................        58,311          16,225
Cash used to finance working capital........................      (187,749)        (34,054)
                                                                 ---------       ---------
Cash used in continuing operating activities................      (129,438)        (17,829)
Cash provided by discontinued operating activities..........            --          21,075
                                                                 ---------       ---------
Cash provided by (used in) operating activities.............      (129,438)          3,246
                                                                 ---------       ---------
INVESTING ACTIVITIES
Proceeds from sale of solid waste operations................        19,800         137,070
Acquisitions -- including acquired cash (bank
  indebtedness).............................................      (215,964)        (17,341)
Purchase of fixed assets....................................       (34,765)        (12,634)
Other.......................................................        (1,185)        (31,517)
                                                                 ---------       ---------
Cash provided by (used in) continuing investing
  activities................................................      (232,114)         75,578
Cash used in investing activities of discontinued
  operations................................................            --         (12,652)
                                                                 ---------       ---------
Cash provided by (used in) investing activities.............      (232,114)         62,926
                                                                 ---------       ---------
FINANCING ACTIVITIES
Changes in long-term debt...................................       401,823        (106,154)
Common shares issued........................................        12,456          58,945
                                                                 ---------       ---------
Cash provided by (used in) continuing financing
  activities................................................       414,279         (47,209)
Cash used in financing activities of discontinued
  operations................................................            --          (9,271)
                                                                 ---------       ---------
Cash provided by (used in) financing activities.............       414,279         (56,480)
                                                                 ---------       ---------
Net change in cash for the period...........................        52,727           9,692
Cash position, beginning of period..........................         6,044              --
                                                                 ---------       ---------
Cash position, end of period................................     $  58,771       $   9,692
                                                                 =========       =========

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

(2) SPECIAL CHARGES (in thousands)

     The financial results for the three months and the nine months ended September 30, 1997 and 1996 have been restated to give effect to the following:

     The Company has recorded a pre-tax charge for the three months and the nine months ended September 30, 1997 of $462 and $26,813, respectively, as a result of inventory costing errors, which occurred in the copper division of the Metals Services Group and which resulted in an overstatement of copper inventory for resale and an understatement of operating expenses.

     In January 1998, the Company discovered previously incurred but unrecorded trading losses resulting from speculative trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended December 31, 1997. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. The effect on the December 31, 1996 balance sheet of these trading losses which amounted to $92,235 was an understatement of current assets of $22,700 and an understatement of current liabilities of $69,535. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The effect on the September 30, 1997 balance sheet for the trading losses was an overstatement of inventory of $78,770 and an understatement of current liabilities of $17,678. As a result of the trading losses, the Company has restated its statements of earnings for the three months and the nine months ended September 30, 1997 and 1996 to record as special charges the previously unrecorded trading losses of $8,779, $4,213, $7,949 and $24,401, respectively.

     At the end of the second quarter of 1997, the Company monetized approximately $27,300 of its copper inventory. Concurrent with this transaction, the Company entered into an agreement to process this inventory over a period of future months and also entered into certain copper swap contracts. In the third quarter of

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

1997, the Company incurred unrealized pre-tax losses as a result of these copper swap contracts, totalling $4,900 which have been recorded in operating expenses.

     The Company has restated its December 31, 1996 financial statements to reflect the recording of revenue in the appropriate periods. The total adjustment at December 31, 1996 was $22,114 which resulted in an overstatement of revenue and an overstatement of accounts receivable. The effect on the financial statements for the three months and the nine months ended September 30, 1997 of this error was an increase in revenue and a decrease in current liabilities of $4,628.

     The following table summarizes the restatement adjustments recorded by the
Company:

                                          SEPTEMBER 30
                                              1997
                                          ------------
                                             DR(CR)
Balance Sheets:
Current assets........................      $(96,183)
Current liabilities...................       (22,164)
Deferred taxes........................        55,345
Other liabilities.....................       (27,300)
Shareholders' equity..................        90,302

                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                              1997            1996            1997            1996
                                          ------------    ------------    ------------    ------------
                                                              INCREASE (DECREASE)
Statement of Earnings:
Revenue...............................      $  4,628        $    --         $  4,628        $     --
Operating expenses....................         5,362             --           31,713              --
Special charges.......................         8,779          7,949            4,213          24,401
                                            --------        -------         --------        --------
Earnings from continuing operations...        (9,513)        (7,949)         (31,298)        (24,401)
Income taxes..........................        (3,615)        (3,021)         (11,893)         (9,272)
                                            --------        -------         --------        --------
Net income -- continuing operations...      $ (5,898)       $(4,928)        $(19,405)       $(15,129)
                                            ========        =======         ========        ========
Effect on diluted earnings per
  share...............................      $  (0.06)       $ (0.05)        $  (0.24)       $  (0.27)
                                            ========        =======         ========        ========

(3) ACQUISITIONS

     On July 31, 1997, the Company acquired Allwaste, Inc. ("Allwaste") for a total consideration of $443.8 million. The acquisition was paid by the issuance of approximately 23 million common shares. During the nine months ended September 30, 1997, in addition to the Allwaste transaction, the Company acquired 19 other companies for a total consideration of approximately $314.6 million.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     All business combinations have been accounted for using the purchase method of accounting and are summarized below (in thousands):

                                                        SEPTEMBER 30                DECEMBER 31
                                                            1997                       1996
                                             -----------------------------------    -----------
                                             ALLWASTE      OTHERS        TOTAL         TOTAL
                                             ---------    ---------    ---------    -----------

Purchase consideration
  Cash...................................    $      --    $ 162,462    $ 162,462     $ 109,301
  Company's common shares................      391,719      115,546      507,265        29,571
  Deferred payments and long-term debt...           --       24,313       24,313        22,373
  Acquisition costs and accruals.........       52,047       12,261       64,308         3,875
                                             ---------    ---------    ---------     ---------
                                             $ 443,766    $ 314,582    $ 758,348     $ 165,120
                                             =========    =========    =========     =========
Fair value of net assets acquired
  Cash (bank indebtedness)...............    $   8,601    $ (12,436)   $  (3,835)    $   1,849
  Long-term debt.........................     (142,363)     (34,308)    (176,671)      (14,513)
  Assets, excluding cash & intangibles...      267,720      346,652      614,372       171,861
  Liabilities............................      (77,318)    (137,300)    (214,618)      (63,092)
  Goodwill...............................      387,126      137,344      524,470        63,535
  Other intangibles......................           --       14,630       14,630         5,480
                                             ---------    ---------    ---------     ---------
                                             $ 443,766    $ 314,582    $ 758,348     $ 165,120
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

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                ----------------------
                                                                 1997         1996
                                                                -------    -----------
Revenue.....................................................    $1,357.0   $     864.1
Earnings from continuing operations.........................    $  35.1    $       4.0
Diluted earnings per share from continuing operations.......    $  0.36    $      0.06

(4) DISCONTINUED OPERATIONS (in thousands)

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

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

                                                                      SEPTEMBER 30, 1996
                                                                ------------------------------
                                                                THREE MONTHS      NINE MONTHS
                                                                    ENDED            ENDED
                                                                -------------    -------------
Loss on sale of Solid Waste Business, net of income
  taxes recoverable of $2,568...............................    $    (5,588)     $      (5,588)
Income from discontinued operations (net of tax)............           (426)             4,872
                                                                -------------    -------------
Discontinued operations.....................................    $    (6,014)     $        (716)
                                                                =============    =============

(5) FIXED ASSETS (in thousands)

                                                  SEPTEMBER 30, 1997                    DECEMBER 31, 1996
                                  ---------------------------------------------------   ---------------
                                                      ACCUMULATED        NET BOOK
                                       COST          DEPRECIATION          VALUE             COST
                                  ---------------   ---------------   ---------------   ---------------
Land............................  $        59,947   $           --    $        59,947   $        40,030
Landfill sites..................           24,766            1,686             23,080            15,534
Buildings.......................          123,569           22,756            100,813            59,375
Equipment.......................          484,688          129,837            354,851           186,033
Assets under development........           14,638               --             14,638            15,667
                                  ---------------   ---------------   ---------------   ---------------
                                  $       707,608   $      154,279    $       553,329   $       316,639
                                  ===============   ===============   ===============   ===============

                                        DECEMBER 31, 1996
                                  ---------------------------------
                                    ACCUMULATED        NET BOOK
                                   DEPRECIATION          VALUE
                                  ---------------   ---------------
Land............................  $           --    $        40,030
Landfill sites..................             651             14,883
Buildings.......................           7,807             51,568
Equipment.......................          54,094            131,939
Assets under development........              --             15,667
                                  ---------------   ---------------
                                  $       62,552    $       254,087
                                  ===============   ===============

(6)  LONG-TERM DEBT (in thousands)

                                                                 SEPTEMBER 30        DECEMBER 31
                                                                     1997               1996
                                                                ---------------    ---------------
Bank term loan (a)..........................................    $     812,908      $       248,119
Loans bearing interest at a weighted average fixed rate of
  6.95% maturing at various dates up to 2014................           42,415                5,175
Loans bearing interest at prime plus a weighted average
  floating rate of 0.80% maturing at various dates up to
  2001......................................................            4,044                5,481
Loans unsecured, bearing interest at prime, maturing at
  various dates up to 2001..................................            6,056               26,886
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2002.....................................           16,661               14,484
Other.......................................................            1,347                2,636
                                                                ---------------    ---------------
                                                                      883,431              302,781
Less current maturities of long-term debt...................           11,775               19,956
                                                                ---------------    ---------------
                                                                $     871,656      $       282,825
                                                                ===============    ===============

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

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     Borrowings under the credit facility are guaranteed, jointly and severally by the Company's wholly owned subsidiaries. The facility bears interest based on a moving grid. At September 30, 1997, the Company was paying LIBOR plus 1.25% on these borrowings. Letters of credit outstanding under the Credit Agreement amounted to $59 million at September 30, 1997.

(7)  SHAREHOLDERS' EQUITY (in thousands, except share amounts)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1997           1996
                                                                ------------    -----------
Share capital...............................................     $  887,609     $  363,079
Retained earnings...........................................         73,330         39,993
Cumulative foreign currency translation adjustment..........        (28,061)       (24,062)
                                                                 ----------     ----------
                                                                 $  932,878     $  379,010
                                                                 ==========     ==========

The issued capital of the Company is comprised of the following:

                                                                      COMMON SHARES
                                                                -------------------------
                                                                  NUMBER         AMOUNT
                                                                -----------    ----------
Balance -- December 31, 1996................................    69,876,868     $  363,079
Shares issued in respect of acquisitions during the
  period....................................................    30,271,301        507,265
Share options exercised for cash............................     1,684,207         11,987
Other.......................................................       396,842          5,278
                                                                ----------     ----------
Balance -- September 30, 1997...............................    102,229,218    $  887,609
                                                                ==========     ==========

(8) STATEMENTS OF CASH FLOWS (in thousands)

     The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 1996 and 1997 are as follows:

                                                                 SEPTEMBER 30       SEPTEMBER 30
                                                                     1997               1996
                                                                ---------------    ---------------
Supplemental Disclosures:
  Interest paid.............................................    $       27,006     $        17,470
  Income taxes paid.........................................             1,921               1,117
Non Cash Transactions:
  Common stock issued in acquisitions.......................           507,265               9,503
  Capital leases and debt obligations for the purchase of
     property and equipment.................................            12,579              10,312
  Debt and liabilities incurred or assumed in
     acquisitions...........................................            42,125                 223
  Debt converted to common stock............................                --              35,051

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(9) COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                          ----------------------------------    ----------------------------------
                                           SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                                               1997               1996               1997               1996
                                          ---------------    ---------------    ---------------    ---------------
Net earnings for the period...........    $       19,463     $        1,441     $       33,337     $         3,149
Interest from conversion of
  subordinated convertible
  debentures..........................               223                 --                223                  --
                                          ---------------    ---------------    ---------------    ---------------
Net earnings for the period -- fully
  diluted.............................    $       19,686     $        1,441     $       33,560     $         3,149
                                          ===============    ===============    ===============    ===============
Number of common shares outstanding...           102,229             53,710            102,229              53,710
Effect of using weighted average
  common shares outstanding...........           (10,860)              (532)           (24,385)             (8,896)
                                          ---------------    ---------------    ---------------    ---------------
Basic weighted average number of
  common shares outstanding...........            91,369             53,178             77,844              44,814
Effect from conversion of common stock
  equivalents.........................             3,652                943                853                 673
                                          ---------------    ---------------    ---------------    ---------------
Fully diluted weighted average number
  of common shares outstanding........            95,021             54,121             78,697              45,487
                                          ===============    ===============    ===============    ===============

(10) CONTINGENCIES (in thousands)

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

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(11) SUBSEQUENT EVENTS

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

                     PHILIP SERVICES CORP. AND SUBSIDIARIES

             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three months ended and nine months ended September 30, 1997 and 1996 and should be read in conjunction with the Company's condensed Consolidated Financial Statements and related notes thereto included elsewhere herein, as well as the Company's Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997. The Company's quarterly reporting during 1997 is in U.S. dollars and in accordance with U.S. generally accepted accounting principles.

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

EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended September 30, 1997, the Company had earnings from continuing operations of $19.5 million or $0.21 per share on a fully diluted basis. This compares to $7.5 million of earnings from continuing operations and $0.14 fully diluted earnings per share from continuing operations for the three months ended September 30, 1996.

     For the first nine months of 1997, net earnings from continuing operations were $33.3 million or $0.43 per share on a fully diluted basis. For the first nine months of 1996, net earnings from continuing operations were $3.9 million or $0.09 per share on a fully diluted basis.

REVENUE

     Consolidated revenue for the three months ended and nine months ended September 30, 1997 compared with the same periods in 1996 is shown in the table which follows:

                                    THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                   ---------------------------------   ------------------------------
                                     1997        1996      % CHANGE      1997       1996     % CHANGE
                                   ---------   ---------   ---------   --------   --------   --------
Metals Recovery.................    $ 301.6     $  73.6        309%    $ 763.3    $ 193.0       295%
Industrial Services.............      205.2        71.5        187%      366.8      188.7        94%
                                    -------     -------     -------    -------    -------    -------
Total...........................    $ 506.8     $ 145.2        249%    $1,130.1   $ 381.7       196%
                                    =======     =======     =======    =======    =======    =======

     The 196% increase in consolidated revenue for the first nine months ended September 30, 1997 was attributable to internal growth of approximately $63 million and approximately $685 million from acquisitions.

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

OPERATING EXPENSES

     Operating expenses for the nine months ended September 30, 1997 were $942.0 million, an increase of $652.5 million or 225% over the same period in 1996. The increase in operating expenses is due mainly to the acquisition of new businesses in late 1996 and during the first nine months of 1997. As a percentage of revenues, operating expenses increased from 76% for the first nine months of 1996 to 83% for the same period of 1997. This increase is the result of newly acquired businesses in the Metals Recovery Group which generally have higher operating expenses than Industrial Services Group businesses and the recording of special and non-recurring charges in operating expenses which are discussed below.

SPECIAL CHARGES (in thousands)

     The financial results for the three months and the nine months ended September 30, 1997 and 1996 have been restated to give effect to the following:

     The Company has recorded a pre-tax charge for the three months and the nine months ended September 30, 1997 of $462 and $26,813, respectively, as a result of inventory costing errors, which occurred in the copper division of the Metals Services Group and which resulted in an overstatement of copper inventory for resale and an understatement of operating expenses.

     In January 1998, the Company discovered previously incurred but unrecorded trading losses resulting from speculative trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended

December 31, 1977. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. The effect on the December 31, 1996 balance sheet of these trading losses which amounted to $92,235 was an understatement of current assets of $22,700 and an understatement of current liabilities of $69,535. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The effect on the September 30, 1997 balance sheet for the trading losses was an overstatement of inventory of $78,770 and an understatement of current liabilities of $17,678. As a result of the trading losses, the Company has restated its statements of earnings for the three months and the nine months ended September 30, 1997 and 1996 to record as special charges the previously unrecorded trading losses of $8,779, $4,213, $7,949 and $24,401, respectively.

     At the end of the second quarter of 1997, the Company monetized approximately $27.3 million of its copper inventory. Concurrent with this transaction, the Company entered into an agreement to process this inventory over a period of future months and also entered into certain copper swap contracts. In the third quarter of 1997, the Company incurred unrealized pre-tax losses as a result of these copper swap contracts, totalling $4.9 million which have been recorded in operating expenses.

     The Company has restated its December 31, 1996 financial statements to reflect the recording of revenue in the appropriate periods. The total adjustment at December 31, 1996 was $22,114 which resulted in an overstatement of revenue and an overstatement of accounts receivable. The effect on the financial statements for the three months and the nine months ended September 30, 1997 of this error was an increase in revenue and a decrease in current liabilities of $4,628.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $81.8 million for the first nine months of 1997 representing an increase of $43.3 million or 112% over the same period in 1996. The increase is attributable to the consolidation for the first time of selling, general and administrative expenses of companies acquired in late 1996 and during the first nine months of 1997 and to the addition of selling and corporate staff to manage the increased volume of business. However, as a percentage of revenue, selling, general and administrative expenses decreased to 7.2% of consolidated revenue for the first nine months of 1997 compared to 10.1% in the first nine months of 1996. This is due to the fact that selling, general and administrative costs associated with Metals Recovery Group companies acquired, as a percentage of revenue, were lower than these same costs for Industrial Services Group businesses.

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

INCOME TAXES

     The Company's effective income tax rate increased in the nine months ended September 30, 1997 due to a shift in business to higher income tax rate jurisdictions. The effective income tax rate was lower than the Canadian statutory combined federal and provincial rate due to the effect of Philip's significant business in other jurisdictions where income tax rates are generally lower than those in Canada.

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

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     At September 30, 1997, the Company's working capital was $428.9 million, representing an increase of $289.6 million from December 31, 1996. Inventory for resale is a significant component of the working capital at September 30, 1997 and increased by $59.2 million over December 31, 1996. Of this increase, $65.3 million was added through companies acquired since December 31, 1996 and $4.5 million was added by reason of new plant facilities. In addition, at September 30, 1997, accounts receivable were $258.9 million higher than December 31, 1996, due in part to accounts receivable acquired as part of new business combinations amounting to $231 million.

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

10.5 Credit Agreement, dated as of August 11, 1997, among Philip Services Corp., Philip Environmental (Delaware), Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company, Dresdner Bank of Canada, Dresdner Bank AG/New York Branch, Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders (filed as Exhibit 10.5 to the Registration Statement on Form S-1 of the Registrant (File No. 333-36549) and incorporated by reference herein).

10.6 Asset Purchase Agreement, dated as of October 10, 1997, among Philip Services Corp., Philip Metals (Ohio) Inc., Connell Limited Partnership and Connell Industries Inc., relating to the acquisition of Luria Brothers (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated October 25, 1997, and incorporated herein by reference)

27.1 Amended Financial Data Schedule

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

                                          PHILIP SERVICES CORP.

                                          By:    /s/ MARVIN D. BOUGHTON
                                            ------------------------------------
                                            Marvin D. Boughton
                                              Executive Vice President
                                              and Chief Financial Officer

Dated: March 31, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION                           PAGE NO.
-------                          -----------                           --------
    3.1  Articles of Amalgamation of Lincoln Waste Management Inc.
         (previous name of the Registrant), dated April 15, 1991
         (filed as Exhibit 1.2 to the Registration Statement on Form
         20-F of the Registrant dated January 14, 1993 (File No.
         0-20854) and incorporated herein by reference)..............
    3.2  By-Laws of Lincoln Waste Management Inc. (previous name of the Registrant), dated August 16, 1990 (filed as Exhibit 1.4 to the Registration Statement on Form 20-F of the Registrant
         dated January 14, 1993 (File No. 0-20854) and incorporated herein by reference)........................................
   10.1  Stock Purchase Agreement dated December 20, 1996 among
         Pechiney North America, Inc., Philip Metals (Delaware), Inc.
         and PEN Metals (Delaware), Inc. relating to the acquisition of Instel Southwest Limited Partnership (filed as Exhibit
         10.1 to the Registration Statement on Form F-4 of the
         Registrant (File No. 333-6834) and incorporated herein by
         reference)..................................................
   10.2  Agreement and Plan of Reorganization dated December 30, 1996 among Philip Environmental Inc., Philip Environmental
         Delaware Acquisition Corp., and Luntz Corporation (filed as
         Exhibit 10.2 to the Registration Statement on Form F-4 of
         the Registrant (File No. 333-6834) and incorporated herein by reference)...............................................
   10.3  Agreement and Plan of Merger, dated as of March 5, 1997, by and among Philip Environmental Inc., Taro Aggregates Ltd., an Ontario corporation and a wholly owned subsidiary of the
         Registrant ("Taro"), Philip/Atlas Merger Corp., a Delaware
         corporation and a wholly owned subsidiary of Taro, and
         Allwaste, Inc., a Delaware corporation (attached as Annex A to the Proxy Statement/Prospectus included in the
         Registration Statement on Form F-4 of the Registrant (File
         No. 332-6272) and incorporated herein by reference).........
   10.4  Agreement and Plan of merger dated March 5, 1997, among
         Philip Environmental Inc., Taro Aggregates Ltd., ST
         Acquisition Corporation and Serv-Tech, Inc. (included as
         Appendix A to the Proxy Statement/Prospectus in Part 1 of
         the Registration Statement on Form F-4 of the Registrant
         (File No. 333-6834) and incorporated herein by reference)...
   10.5  Credit Agreement, dated as of August 11, 1997, among Philip
         Services Corp., Philip Environmental (Delaware), Inc.,
         Canadian Imperial Bank of Commerce, Bankers Trust Company,
         Dresdner Bank of Canada, Dresdner Bank AG/New York Branch,
         Royal Bank of Canada and the various persons from time to
         time subject to the Credit Agreement as Lenders (filed as
         Exhibit 10.5 to the Registration Statement on Form S-1 of
         the Registrant (File No. 333-36549) and incorporated by
         reference herein)...........................................
   10.6  Asset Purchase Agreement, dated as of October 10, 1997, among Philip Services Corp., Philip Metals (Ohio) Inc.,
         Connell Limited Partnership and Connell Industries Inc.,
         relating to the acquisition of Luria Brothers (filed as
         Exhibit 10.1 to the Registrant's Current Report on Form 8-K,
         dated October 25, 1997, and incorporated herein by
         reference)..................................................
   27.1  Amended Financial Data Schedule.............................