Form 10-K405
period 1997-12-31
PHILIP SERVICES CORP
filed 1998-03-31
CIK 894076

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                         Commission file number 0-20854

                             ---------------------

                             PHILIP SERVICES CORP.
             (Exact Name of Registrant as Specified in its Charter)

                   ONTARIO                                          N/A
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer Identification Number)
               or Organization)
   100 KING STREET WEST, HAMILTON, ONTARIO                        L8N 4J6
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (905) 521-1600
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
         Common Shares, No Par Value                      New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Shares on the New York Stock Exchange on March 26, 1998, was approximately $1,409,526,154 (assumes officers, directors and all shareholders beneficially owning 5% or more of the outstanding Common Shares are affiliates).

     The number of Common Shares of the Registrant outstanding on March 26, 1998 was 131,118,712.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual General and Special
 Meeting of Shareholders to be held in June, 1998 are Incorporated by Reference in Part III
================================================================================

                                     INDEX
                                  TO FORM 10-K

10-K PART AND ITEM NO.                                                  PAGE NO.
----------------------                                                  --------
                                     PART I
Item 1.    Business....................................................        1
Item 2.    Properties..................................................       16
Item 3.    Legal Proceedings...........................................       17
Item 4.    Submission of Matters to a Vote of Security Holders.........       17

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................       18
Item 6.    Selected Financial Data.....................................       21
Item 7.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................       22
Item 8.    Financial Statements and Supplementary Data.................       28
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure......................................       51

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..........       52
Item 11.   Executive Compensation......................................       52
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................       52
Item 13.   Certain Relationships and Related Transactions..............       52

                                    PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form
             8-K.......................................................       53

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Philip Services Corp. ("Philip" or the "Company") is one of North America's leading suppliers of metals recovery and industrial services. The Company has one of the largest integrated networks of metals recovery and industrial services operations, servicing more than 50,000 industrial and commercial customers from over 320 locations across North America and Europe. The Company applies proprietary technologies to reduce the cost and downtime associated with industrial cleaning and plant turnaround activities, and to recover value from industrial by-products and metal bearing residuals. The Company's primary base of operations is in the United States. See Note 21 to the audited Consolidated Financial Statements which appears on pages 48 and 49.

     Philip is a company amalgamated under the laws of the Province of Ontario pursuant to a Certificate and Articles of Amalgamation dated April 15, 1991. On May 22, 1997, a Certificate and Articles of Amendment under the Business Corporations Act (Ontario) were issued changing the name of the Company from Philip Environmental Inc. to Philip Services Corp.

     The Company's business is organized into two operating divisions, the Metals Services Group and the Industrial Services Group. The Metals Services Group's primary business operations are ferrous (steel), copper and aluminum processing and recycling and related industrial and mill services. The ferrous metals operations include the collection and processing of ferrous scrap materials for shipment to steel mills and the provision of related mill services. Ferrous operations also include steel service centers that process and distribute structural steel products. Copper operations are comprised of cold process mechanical recovery facilities, scrap management, management of material recycling centers for the telecommunications industry and copper refining. The group's aluminum recycling operations process aluminum dross, a by-product of primary aluminum production, and produce aluminum deoxidizing products and alloys from aluminum scrap. Both the non-ferrous and ferrous operations of Philip provide significant brokerage capabilities for scrap materials and primary metals, including steel, copper, aluminum and tin. The Metals Services Group services the steel, telecommunications, aluminum, wire and cable and automotive industries. See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 48 and 49 of this Form 10-K for the revenue, income (loss) from operations and identifiable assets of the Metals Services Group for the fiscal years ended December 31, 1997, 1996 and 1995.

     The Company believes its Industrial Services Group is the largest integrated provider of on-site industrial services, by-products recovery and environmental services in North America, with a network of approximately 250 facilities. The Industrial Services Group's operations are divided into four main activities: on-site industrial services, by-products recovery, environmental services and utilities management. On-site industrial services include industrial cleaning and maintenance, waste collection and transportation, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. By-products recovery includes distillation, engineered fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. Environmental services include strategic resource management, decommissioning, remediation, environmental consulting and engineering, and analytical and emergency response services. See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 48 and 49 of this Form 10-K for the revenue, income
(loss) from operations and identifiable assets of the Industrial Services Group for the fiscal years ended December 31, 1997, 1996 and 1995.

     See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 48 and 49 of this Form 10-K for a geographic breakdown of the Company's revenue, income (loss) from operations and total assets.

RESTATEMENT OF 1996 AND 1995 FINANCIAL STATEMENTS

     The Company's audited Consolidated Financial Statements for the years ended December 31, 1996 and 1995 have been restated. See Note 3 to the Company's audited Consolidated Financial Statements which appears on pages 34 to 36 of this Form 10-K.

INDUSTRY OVERVIEW

     Manufacturers are seeking to improve competitiveness by focusing on their core business and by reducing costs in non-core, non-revenue producing activities. Three key trends that have developed as a result are: (i) increased outsourcing of non-core services, (ii) a reduction by manufacturers in the number of vendors from which outsourced services are purchased and (iii) maximizing resource recovery opportunities from waste and by-product streams. The Company believes that the industrial services and resource recovery industries are positioned to benefit from these three major trends.

     Many non-core activities can be performed on a more cost effective basis by specialized industrial service and resource recovery providers that have greater expertise, technology advantages, access to markets for recovered materials and economies of scale. As a result, companies which outsource non-core activities are able to lower operating and capital costs, increase access to new technologies, enhance by-product recovery and reduce liabilities by redirecting accountability. In addition, by reducing the number of vendors from which outsourced activities are purchased, and acquiring services from those suppliers that can provide a "total service" solution on a national basis, manufacturers can further lower administrative costs, reduce management overhead and increase supplier accountability while reducing potential liabilities. Recovery of resources from waste and by-product streams improves manufacturing efficiency by reducing and reusing manufacturing residuals and by-products, thereby lowering operating costs, including raw material costs, and reducing environmental liabilities.

BUSINESS UNITS

METALS SERVICES

     The Company's Metals Services Group applies customized process technologies to recover metals from industrial by-products. The group's three primary businesses include ferrous (steel), copper and aluminum processing and recycling. The Company is North America's leading processor of wire and cable scrap, is the most fully integrated provider of services to the steel industry in North America and is the largest manufacturer of aluminum deoxidizing products, an essential element in the manufacture of steel, in the northeastern United States. The Company is also one of the largest ferrous scrap processors in the United Kingdom. The Metals Services Group has approximately 3,250 employees.

     The following table sets forth acquisitions in 1997 in the Metals Services Group for which the purchase price, including debt assumed, was in excess of $10 million.

                                    COMPANY OR
    CLOSING DATE                  ASSETS ACQUIRED                 PRIMARY LOCATION            BUSINESS UNIT
    ------------                  ---------------                 ----------------            -------------
October 1997.........  Steiner-Liff Metals                    Nashville, Tennessee      Metals Services (Ferrous)
October 1997.........  Southern Foundry Supply                Chattanooga, Tennessee    Metals Services (Ferrous)
October 1997.........  Luria Brothers                         Cleveland, Ohio           Metals Services (Ferrous)
August 1997..........  Intermetco Limited                     Hamilton, Ontario         Metals Services (Ferrous)
July 1997............  Roth Bros. Smelting Corp.              Syracuse, New York        Metals Services (Aluminum)
May 1997.............  Reynolds Metals Bellwood,              Bellwood, Virginia        Metals Services (Aluminum)
                       Virginia facility
February 1997........  Conversion Resources, Inc.             Cleveland, Ohio           Metals Services (Copper)
February 1997........  Warrenton Resources, Inc.              Warrenton, Missouri       Metals Services (Copper)
January 1997.........  Allied Metals Limited                  Great Britain             Metals Services (Ferrous)

     FERROUS PROCESSING OPERATIONS. The Metals Services Group is a processor and broker of ferrous scrap to steel mills and foundries located in the lower Great Lakes region, the Pittsburgh-Ohio corridor, Tennessee and in the United Kingdom. As a result of the 1997 acquisitions of the assets of Luria Brothers, and all of the outstanding shares of Intermetco Inc., Steiner-Liff Iron and Metal Company and affiliated companies and Southern Foundry Supply, Inc., and affiliated companies the Company's processing capacity increased from 2 million tons in 1996 to more than ten million tons annually. The Company is also the most fully integrated service provider to the North American steel industry, supplying scrap steel, deoxidizing product, electric arc furnace dust management and other services such as mill scale recovery, industrial vacuum, slag recovery, wastewater treatment, decommissioning and analytical and emergency response services.

     Ferrous scrap is generated as a by-product of automotive stamping and fabrication and is also derived from post-consumer sources (cars, refrigerators, etc.). It is processed by baling, separation or shredding during which time the material is graded and sorted. The primary consumer of ferrous scrap is the mini-mill steel industry, which uses electric arc furnace technology to reduce scrap to molten form to produce steel.

     The Company's operations are regionally concentrated close to industrial scrap producers and other suppliers and to local steel mills. Unlike many of the Company's competitors that secure their supply of ferrous scrap indirectly through ferrous scrap dealers, the Metals Services Group obtains most of its ferrous scrap directly from industrial scrap producers pursuant to long standing relationships. Accordingly, the Metals Services Group has access to consistent volumes of high quality ferrous scrap from which it can supply the necessary grades and mixtures required by the steel industry. As production capacity of the mini-mill industry continues to increase, the Company believes that its ability to consistently supply required volumes of quality scrap will make it the supplier of choice in the regions it serves, and that the resulting relationships will provide opportunities to sell additional services to such customers.

     The Metals Services Group also processes and distributes a broad range of heavy carbon steel products through distribution and processing facilities located in Houston, Texas, and five additional distribution centers located across the southwestern and southeastern United States. The Company is one of the largest distributors of structural steel products in these regions. Through its acquisition of Intermetco Inc., the Company also provides processing of steel coils and produces spiral weld pipe. These operations enable the Company to provide further services to the steel industry through bulk purchases that are inventoried and further processed, cut or formed, for resale to steel purchasers. This service expands the Company's package of integrated services to the steel industry and provides the Company with another entry point through which to sell additional services.

     The Company has also established itself in the European scrap processing and mill services industry with its 1997 acquisition of Allied Metals Limited ("Allied Metals") from ASW Holdings PLC ("ASW"). Allied Metals is one of the largest steel scrap processing and mill services companies in the United Kingdom. Allied Metals' principal business involves the collection of post-consumer scrap and the sale of processed metal as a raw material to steel mills and foundries that use electric arc furnace technology. At its heavy media separation facility, Allied Metals uses a proprietary process to recover copper, aluminum and zinc from the residue of its auto shredding operations. Allied Metals' facilities are concentrated in Southwest England and South Wales from which it supplies local steel mills and foundries and the export market through its two seaport facilities. The Company also provides on-site slag management and electric arc furnace dust recycling at ASW's steel mill.

     The Metals Services Group sets and adjusts its prices for ferrous metals sold based upon prices set monthly by the major steel producers. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and maintaining relatively low inventories of scrap and processed metals.

     COPPER PROCESSING OPERATIONS. The Metals Services Group is North America's leading processor of wire and cable scrap, processing approximately 500 million pounds annually. The primary metal recovered is copper. The wire and cable manufacturing industry is the largest generator of scrap wire and cable in North America. Other principal generators include the telecommunications industry (through the dismantling and regeneration of telecommunications lines), utilities and the automotive industry. The availability of wire and cable scrap depends upon a number of factors, including the general level of economic activity in the industries served by the Metals Services Group, many of which are cyclical in nature, and market prices for copper and the other metals recovered. The Metals Services Group has not historically had difficulties in obtaining volumes of wire and cable scrap. Through its use of proprietary technology and expertise, the Company believes that its Metals Services Group is able to recover more components and generate higher yields from wire and cable scrap than its competitors.

     Depending on the grade of the material, recovered copper is either sold as #1 or #2 scrap, or refined into prime ingots for sale to brass mills or rod mills, or to copper smelters throughout North America. The Metals Services Group also negotiates toll and conversion contracts for its wire and cable manufacturing customers through which scrap materials are exchanged for new raw materials. Under tolling contracts, the Metals Services Group receives a fee for processing scrap and returning the recovered metals to the customer. Under conversion contracts, the Metals Services Group acquires wire and cable scrap from the customer and delivers back, directly or through secondary metals processors, specified amounts of merchant copper and other metals. The Metals Services Group also enters into brokerage contracts to supply merchant copper and other metals to significant customers where quantities required exceed the amounts recovered from the scrap supplied. This service results in the customer having to deal with fewer suppliers.

     The Metals Services Group also manages recycling centers for four regional Bell operating companies under multi-year contracts. Under these contracts, the Company collects scrap from the dismantling and regeneration of telecommunications lines, categorizes it and prepares the scrap for resale. In certain cases, the Company has the first right to purchase the wire and cable scrap, and in other cases the Company is paid a fee for collecting the material and may also bid for the scrap once it is collected.

     Through Conversion Resources, Inc. of Cleveland, Ohio the Metals Services Group also provides resource recovery programs that separate and process copper, brass and aluminum from scrap produced by industrial clients. These metals are then sold to tube mills, brass mills, foundries, specialty consumers and copper refineries. Through Warrenton Resources Inc. of Warrenton, Missouri ("Warrenton"), the Metals Services Group refines copper scrap into copper ingots and other customer specified shapes and is the sole manufacturer of fire-refined copper ingot in North America. Warrenton uses #2 copper scrap as input for the production of its ingots, which is generated from the Company's copper wire and cable chopping operations. Through the Warrenton operations, wire and cable scrap processing is vertically integrated to include collection, processing and refining. This integration permits the Company to maximize the value of recovered copper by enabling it to sell either into the lower grade commodity markets or into the higher value added refined copper markets, as market conditions vary.

     The Company is exposed to commodity price risk during the period that it has title to materials that are held in inventory for processing and/or resale. The Company reduces its commodity price risk through matching purchases of recoverable materials with current and future physical sales and the use of certain financial instruments.

     ALUMINUM PROCESSING OPERATIONS. Through its Guelph, Ontario and Syracuse, New York plants, the Company is a leading producer of aluminum alloys for the automotive industry situated in the Great Lakes region. The Company operates furnaces for the production of foundry alloys, primarily from aluminum scrap. The facilities have an annual capacity of approximately 350 million pounds. The use of lightweight aluminum in automotive production continues to increase as manufacturers comply with increasingly stringent fuel consumption and air emission guidelines. The Company's alloys facilities also provide molten aluminum to its customers, primarily automotive parts manufacturers. The Company is one of a small number of molten aluminum suppliers which requires the use of high cost "crucibles" and specialized vehicles to transport the molten aluminum. This also requires that the Company's facilities be close to those of its customers, which proximity provides a competitive advantage.

     The Company is also a major producer of aluminum deoxidizing product for the steel industry at facilities located in Painesville, Ohio and Richmond, Virginia. Aluminum deoxidizing product is used in the manufacture of steel to eliminate gas bubbles during the production process. The Company's aluminum deoxidizing product is marketed to over 30 major North American steel mills and provides another essential product offering to steel mills. Production of the aluminum deoxidizing product also supports the vertical integration of the Company's aluminum operations since aluminum recovered from dross provides a raw material for aluminum deoxidizing production.

     The Metals Services Group aluminum processing operations also recover aluminum from dross, a by-product formed in the primary smelting of aluminum. Aluminum producers deliver dross to the Company's rotary kiln furnaces where it is melted and processed to produce aluminum ingots that are returned to the customer for a tolling fee. The Metals Services Group operates three rotary kiln furnaces in two locations in the province of Quebec which service the major aluminum producers located within the province. Transportation costs associated with aluminum dross recycling require that the Metals Services Group's recycling operations be located closely to the primary smelters served. The proximity of the Metals Services Group's Quebec operations to the aluminum smelters, in combination with its contractual relationships with the smelters, has resulted in the absence of significant competitors for the Metals Services Group's aluminum dross recycling operations.

INDUSTRIAL SERVICES

     Through its Industrial Services Group, the Company believes it is the single largest integrated industrial services provider in North America with approximately 250 locations and about 10,750 employees and provides a wide range of services geared towards the industrial customer. The Company is a leading provider of on-site industrial services and operates the largest network of solid and liquid industrial by-product recovery facilities. The Industrial Services Group is headquartered in Houston, Texas.

     The increasing focus by industrial enterprises on their core competencies has led to greater outsourcing of non-core, non-revenue generating activities in order to reduce costs. Such activities can generally be performed on a more cost effective basis by specialized industrial service companies which have greater expertise, technology advantages and economies of scale. Such activities include industrial cleaning and maintenance, waste management and transportation, demolition and remediation, and resource recovery. In addition, industrial customers are evidencing a desire to reduce the number of vendors of industrial services and to acquire services from those suppliers that can provide a "total service" solution on a national basis thereby providing further administrative and cost reductions.

     The Company has expanded rapidly through acquisitions to provide it with the range of products and services and the geographic coverage necessary to respond to these trends. The acquisitions of Allwaste, Inc. ("Allwaste") and Serv-Tech, Inc. ("Serv-Tech") have resulted in a significant expansion of Philip's historical by-products recovery and environmental services businesses by adding industrial cleaning and maintenance, container services, waste transportation, refinery turnaround and refactory services. This broader range of services better positions the Company to take advantage of the vendor reduction trend. It has also provided the Company with significant cross selling opportunities to the customer base of each company, since Philip has historically been strong in the steel, telecommunications, automotive, aluminum, chemical and paint industries, whereas Allwaste and Serv-Tech serve the refining, petrochemical, electric utility, pulp and paper and food processing industries. In addition, Allwaste and Serv-Tech were previously reliant upon third parties for processing and disposal of wastes generated from their industrial cleaning and turnaround projects. These waste streams may now be processed at Philip's network of by-product recovery facilities. This integration of on-site cleaning and maintenance with transportation, processing and disposal allows the Company to provide to its customers single source environmental accountability and competitive pricing.

     The acquisitions of Allwaste and Serv-Tech have also given the Company a significant presence in the heavily industrialized regions of the Gulf coast and southeastern and southwestern United States, which complements Philip's concentration in the Great Lakes and industrial northeast regions. The Industrial Services Group is now organized into six operating regions:
Automotive, Central, Midwest, Northeast, Southeast and Western, each with a mandate to provide the complement of industrial services to customers in that region. In addition, many of the Company's specialized services are marketed across all regions by specialized groups through the coordination of sales, analysis, delivery and execution, and technical support. These specialized services include demolition and decommissioning services, turnaround services, chemical services and products, analytical laboratories, container services and tank cleaning.

     The following table sets forth acquisitions in 1997 in the Industrial Services Group for which the purchase price, including debt assumed, was in excess of $10 million.

                                    COMPANY OR
    CLOSING DATE                  ASSETS ACQUIRED                 PRIMARY LOCATION            BUSINESS UNIT
    ------------                  ---------------                 ----------------            -------------
July 1997............  Allwaste, Inc.                         Houston, Texas            Industrial Services
July 1997............  Serv-Tech, Inc.                        Houston, Texas            Industrial Services
July 1997............  21st Century Environmental Management  Providence, Rhode Island  Industrial Services
                       Inc.
July 1997............  International Alliance Services, Inc.  Hatfield, Pennsylvania    Industrial Services
February 1997........  RMF Global, Inc.                       Toledo, Ohio              Industrial Services

     The Industrial Services Group is divided into four principal divisions: on-site industrial services, by-products recovery operations; environmental services and utilities management.

     ON-SITE INDUSTRIAL SERVICES. The Industrial Services Group is a leading provider of on-site industrial services throughout North America. Industries served include the refining, petrochemical, oil and gas, electric utility, pulp and paper, automotive, food processing, paint and coatings, and transportation industries. The Industrial Services Group provides industrial and commercial customers with a range of industrial and environmental services, including on-site industrial cleaning and maintenance (including hydroblasting, gritblasting, air-moving and liquid vacuuming and container services, and tank cleaning), waste collection and transportation, turnaround and outage services, refactory services, project management services, inspection and analysis services, electrical and instrumentation, and other general plant support services.

     Hydroblasting is performed using high pressure pumps to remove hard deposits from surfaces, such as heat exchangers, boilers, aboveground storage tanks and pipelines, that may be unsuitable for other conventional cleaning techniques. Gritblasting utilizes both abrasive and non-abrasive media to clean surfaces on electrostatic precipitators and boilers and to prepare metal surfaces for protective coatings and non-destructive testing. Air-moving and liquid vacuuming remove and handle industrial wastes or salvageable materials contained in customers' tanks, containers or other process configurations. Container services include cleaning, inspection and repair of highway tank-trailers, railcar tanks, intermodal containers and intermediate bulk containers. The Industrial Services Group also inspects all cleaned containers in accordance with applicable governmental regulations to ensure no product or moisture remains in the cleaned container. Tank cleaning involves the removal of sludge and residual products from the interior of storage tanks to allow inspection, repair and/or product changeover. The Company believes that the Industrial Services Group has the most comprehensive mix of tank cleaning technologies and service capabilities of any contractor in North America.

     Waste collection and transportation services provide comprehensive on-site by-product and waste management programs for facility waste streams. Waste is tested and classified in order to determine the recyclability of the material and third party disposal requirements. Manifests and other shipping documentation are prepared and the waste material is sent to the Company's recycling and reclamation facilities wherever possible, or to contracted third party treatment and disposal facilities. The Industrial Services Group operates a large fleet of collection vehicles.

     Turnaround and outage services provide customers in refineries, petrochemical facilities and power plants a single source integrated package of turnaround maintenance services and other specialty services for the scheduled maintenance, repair or replacement of process equipment, operating machinery and piping systems. Sophisticated maintenance programs play an increasingly important role in the continuous improvement of performance in plant operations. Services provided include project management, planning and scheduling, decontamination, heat exchange maintenance, refactory services and heat treating services. The Company is a North American leader in providing turnaround services to the petrochemical industry. This is largely due to its patented technologies that reduce labor costs and turnaround costs, including those associated with the cost of down-time. These technologies also significantly reduce the safety risks associated with heat bundle extraction and cleaning. The Company intends to expand the application of these technologies to other key industry sectors, including steel, chemicals and utilities.

     BY-PRODUCTS RECOVERY. The Industrial Services Group's by-products recovery operations apply customized process technologies to recover or create useable products from liquid and solid industrial by-products (primarily hazardous and non-hazardous chemical waste) and thereby reduce the cost and quantity of materials destined for final disposal. The Industrial Services Group collects organic industrial by-products which are processed into engineered fuels or distilled into solvents and also provides on-site waste minimization and inorganic waste processing.

     Producing engineered fuels involves the blending of liquid and solid industrial by-products into a customized fuel for use in industrial furnaces, principally cement kilns. Distillation of spent solvents occurs through both simple and fractional methods with recovered solvents either returned to the generator or sold to the automotive aftermarket. Inorganic processing capabilities include the treatment of waste waters and cyanide residuals, and the recovery of metals from sludges, slags and foundry sands. The Industrial Services Group also provides wastewater treatment, sludge management and paint overspray recovery services to automotive and parts manufacturers that use paint spray booth systems.

     The Company's network of facilities and application of proprietary technologies enables Philip to process higher volumes of by-products at reduced cost. By developing new technologies or customizing available technologies, the Company has achieved competitive processing and recovery efficiencies. For example, the Company has developed a container processing system which enables it to handle large volumes of drummed by-products quickly and effectively. The system operates in an inert atmosphere using automatic control and video monitoring to empty or shred drummed by-products which are then transferred to feed storage tanks where product separation is controlled. Supplemental fuels can then be blended from this material. By using this technology, the by-products recovery facility in Detroit can process approximately 15,000 drums of material per month. Philip has also established an engineered fuel processing system ("Super Blender"), which emulsifies solids with liquid chemical by-products and suspends these solids in a supplemental fuel for industrial use. Through this process, the Company produces a supplemental fuel that contains up to 50% solids by weight, providing its customers a more environmentally suitable and lower cost alternative to the disposal of solid hazardous waste. Super Blenders are located at the Company's Detroit and Kansas City facilities.

     Solid and liquid chemical and industrial waste residues constitute the bulk of materials managed by the by-products recovery operations. The hazardous waste management industry, which provides disposal services, including incineration and hazardous waste landfills, is a significant competitor to the Company for by-product waste streams. As a result of overbuilding and the success of its customer's waste minimization efforts, significant excess capacity has developed in the hazardous waste management industry, leading to downward pricing pressures in the markets served by the Company's by-products operations. To counter this situation, the Company continues to develop and employ innovative technologies that minimize on-site waste generation for its customers and maximize the value and reuse opportunities for industrial by-products. By developing increasingly value-added applications for the materials it manages, in partnership with its key industrial customers, the Company maximizes its margins and differentiates itself from conventional disposal alternatives. Examples of this strategy include the patented Emulsion for Paint Overspray Control ("EPOC") system installed at automotive and equipment manufacturing facilities. In consultation with automotive manufacturers, the Industrial Services Group developed the EPOC system for paint overspray recovery. This technology eliminates the need to landfill paint sludge, a significant waste stream and production bottleneck in automotive manufacturing. The system captures paint overspray in an emulsion and then recovers for reuse the active ingredient in the emulsion, together with the residual paint, at the Company's dedicated processing facility. The EPOC system improves the efficiency of the painting process and reduces costs by eliminating build up in the paint booth and decreasing paint usage. The EPOC system is used in over 20 parts manufacturing and automotive assembly plants throughout the United States, including automotive production facilities where the Company provides on-site operating personnel.

     A further example is the Company's association with BASF Company ("BASF") to recycle rigid polyurethane for the automotive sector. Approximately 2.5 million tons of polyurethanes are produced annually in North America. The majority are used in flexible foam systems of which approximately 800 million pounds are recycled. Molded parts made from rigid polyurethanes such as bumpers, interior panels and steering wheels are not recycled and are disposed of in landfills. Philip has been chosen by BASF to build and operate the first polyurethane recycling facility in North America using BASF technology. This Detroit based facility has an initial processing capacity of 10 million pounds per year. At the facility, polyurethane scrap is ground, chopped and added to a reactor containing solvents such as glycol, catalysts and other ingredients. It is then thermally treated and cooled to ambient temperature. The polyol produced from this process can be used as a virgin material in rigid polyurethane applications.

     Philip owns a rock quarry covering approximately 190 acres in Stoney Creek, Ontario ("Taro-East"). Philip has received regulatory authority to utilize the Taro-East site as an industrial non-hazardous landfill with a total capacity of 11 million tons and an annual fill rate of 825,000 tons. The site is used for the disposal of solid non-hazardous residuals from the Company's by-products management and recovery operations located in Hamilton, Ontario.

     ENVIRONMENTAL SERVICES. The Industrial Services Group's environmental services operations include a broad range of remediation and environmental services, including strategic resource management, site remediation, decommissioning and investment recovery, abatement, environmental consulting and engineering, and analytical and emergency response services.

     Site remediation includes project management, risk assessment, demolition, on-site treatment and transportation services to address environmental contamination problems. Remediation can range from simple soil excavation and disposal to complex programs that in some cases involve assumption by the Company of management of all aspects of its customers' environmental and regulatory programs. Combined with investment recovery, the Industrial Services Group's site remediation services not only address environmental problems and support the closure and decommissioning of facilities, they can generate revenue for customers.

     Decommissioning involves the closing down of operations, removal of process equipment, buildings and structures and site cleanup and remediation. The Industrial Services Group provides project planning and management, including design, planning and control, health and safety, waste reduction, demolition, and final site rehabilitation. All decommission projects start with an investment recovery audit. The Company's extensive resource and by-products recovery capabilities enables it to recover value from equipment, building components, and ferrous and non ferrous metals. Proceeds from the sale of these materials reduce the cost of demolition and decommissioning for customers.

     The Industrial Services Group operates one of the largest networks of environmental laboratories in Canada from which it provides analytical testing for its customers across North America and from as far away as Japan. The Company provides advanced air quality analysis and dioxin testing. The Industrial Services Group also provides emergency response services, including containment, clean-up, remediation and disposal of material resulting from the inadvertent release of dangerous goods or hazardous materials, and wastes or spills of material that are unusual to the environment in quantity or quality.

     The competitive strengths of the Company's environmental services operations include its ability to provide integrated cost competitive "back end" solutions, such as decommissioning, remediation and investment recovery, to problems identified through the risk assessment and consulting services phase of the contract. Remediation services focus on proven technical solutions, such as the treatment of solvent contamination by methane injection, and other acquired or developed technologies.

     UTILITIES MANAGEMENT. The Company provides turnkey wastewater treatment at customers' facilities, including design, procurement, installation, start-up and operation. The Company is able to design and construct economical and efficient treatment systems and provide a guarantee of performance and assurance of operability. The Company has operational responsibility for over 30 industrial wastewater treatment facilities.

     A portion of the Company's utilities management business is operated through 70%-controlled Philip Utilities Management Corporation ("PUMC"), which designs, builds, operates and manages municipal water and wastewater treatment facilities. PUMC has contracts with eight Ontario municipalities to operate and manage their water and wastewater treatment facilities. PUMC also designs and installs supervisory control and data acquisition systems which increase operating efficiencies of water and wastewater treatment plants and reduce emergency maintenance and overtime costs.

     The Company also specializes in water and sewer pipeline rehabilitation and maintenance and services the rapidly growing North American market for trenchless technologies. Trenchless technologies allow pipeline repairs to take place through entry and exit points, rather than excavation of entire pipelines. This results in lower costs and reduces interruption of services. The Company also cleans commercial and industrial pipelines using high-pressure water systems and provides pipeline inspection, survey and mapping services using closed-circuit television and licensed asset management software.

     CDM Philip Inc., a joint venture owned 80% by PUMC and 20% by Camp Dresser & McKee Inc., a large US engineering firm, announced in 1997 that it had signed a twenty-five year contract to design, build and operate a water treatment facility for the city of Seattle. The design and build component of the project is valued at $68 million and is expected to take three years to complete.

IMPACT OF INFLATION, ECONOMIC CONDITIONS AND SEASONALITY

     A general economic slowdown over the Christmas holiday period, client year end shutdowns and weather related circumstances during winter months results in the Company experiencing lower levels of activity in December and during the first quarter of its fiscal year. Therefore, first quarter results may not be indicative of the results that will be achieved during an entire year.

PROPRIETARY TECHNOLOGY

     The Company develops and applies proprietary technologies to provide on-site waste minimization, by-products recovery and industrial services that reduce customer costs, safety risks and potential environmental liabilities.

     In its Metals Services Group, the Company applies proprietary technology to obtain better yields from scrap and by-products and to develop further uses for material that would otherwise be landfilled. Development and use of this technology increases margins, reduces environmental risk for the Company and its customers and adds to the integrated package of services provided by the Company, making it more attractive as a single source vendor. For example, the Company's second stage electrostatic separator used in its copper recovery operations increases the percentage of copper or aluminum recovered from wire and cable scrap. This results in a higher yield of metal. Through a joint venture with Harbison Walker Refactories, the Company has developed a technology to process the residual material from its dross operations into calcium aluminate, which acts as a slag conditioner in steel production. This process increases yield and margin from the dross operations, provides an alternative to disposal for its customers in the aluminum industry and adds to the Company's integrated steel services portfolio.

     The Industrial Services Group applies proprietary technologies to minimize waste, increase recovery and reuse of industrial by-products and provide on-site industrial services that minimize downtime and costs associated with industrial cleaning, maintenance and turnaround projects. These technologies include engineered fuel blending, using a "Super Blender" to emulsify solid and liquid chemical by-products into a fuel for cement kilns, the EPOC paint overspray recovery system that reduces paint usage and eliminates the landfilling of paint sludge, and the Company's association with BASF to recycle rigid polyurethane, primarily generated from automotive production and automotive scrap, into polyols for reuse in polyurethane applications. Turnaround technologies primarily for the petrochemical and oil and gas industries include Fast Draw, a remote control heat exchanger bundle extraction technology, Fast Clean, a semi-robotic heat exchanger bundle cleaning process, and Life Guard, a technology for decontaminating hydrocarbons in refinery towers and vessels to reduce potential health and safety impacts during cleaning and maintenance activities.

     Although the Company possesses patents for certain of its technologies, it relies primarily on trade secret protection and confidentiality to protect its proprietary technology. While the time and capital associated with these technologies provide a barrier to entry, there can be no assurance that the Company will be able to maintain the confidentiality of its technology.

     The following table outlines certain of the Company's proprietary technologies.

TECHNOLOGY                       APPLICATION                   COMPETITIVE ADVANTAGE         INDUSTRY SERVED
----------                       -----------                   ---------------------         ---------------
Fast Draw......................  Remote control extraction of  Reduced turnaround time and   Petrochemical,
                                   heat exchanger bundles        labor,                      Hydrocarbon
                                                               Enhanced safety                 processing
Fast Clean.....................  Semi-robotic cleaning of      Reduced turnaround time and   Petrochemical,
                                 heat exchanger bundles          labor,                      Hydrocarbon
                                                               Enhanced safety                 processing
Life Guard.....................  Decontamination of            Elimination of personal       Petrochemical,
                                   hydrocarbons in refinery    safety risks,                 Hydrocarbon
                                   towers and vessels          Improved heat transfer          processing
                                                                 performance
WeldSmart......................  Welding,                      Reduces energy consumption    All welding
                                 Heat treatment                  and increases productivity    applications
EPOC...........................  Paint overspray capture and   Reduces paint usage and       Automotive and
                                   recovery                      eliminates landfilling of     equipment
                                                                 paint sludge                  manufacturers
Super Blender..................  Processing of solid and       Reduces disposal costs and    Petrochemical,
                                 liquid by-products into         eliminates landfilling,     Paint,
                                   engineered fuels                                          Automotive,
                                                                                             Cement
Fuel Smart.....................  Computer based method to      Optimizes combustion,         All industrial
                                   regulate industrial           minimizes the formation of    furnaces
                                   furnaces                      pollutants uniform furnace
                                                                 temperatures
Calcium Aluminate Recovery.....  Processes aluminum dross      Eliminates landfilling,       Aluminum,
                                   residuals for reuse         Raw material for steel        Steel
                                                                 manufacturing
Electric Arc Furnace ("EAF")
  Dust Recycling...............  Thermal treatment of EAF to   Eliminates landfilling and    Steel
                                   produce zinc concentrate      reduces disposal costs
Rigid Polyurethane Recycling...  Thermal/chemical processing   Eliminates landfilling,       Automotive,
                                   of rigid polyurethane       Supports "recyclable car"     Polyurethane
                                   automotive parts into         objective of automotive       applications
                                   virgin polyols                manufacturers

SALES AND MARKETING

     The Company's sales and marketing strategy is focused on establishing close working relationships with customers, developing a thorough understanding of their business, working jointly on research and development to achieve waste reduction and by-products recovery efficiency and bundling services to achieve maximum efficiencies and cost reductions for customers. Philip strives to become an integral part of its customers business through redesigning process technologies, operating resource recovery facilities and delivering a broad range of industrial outsourcing services.

     The Company's relationship managers, who are assigned to industrial accounts, are critical to the success of the sales and marketing program. These individuals are responsible for managing all aspects of service delivery to that customer, ensuring the customer has one point of contact for information, service and accountability. This individual then consults other Company specialists drawing upon their expertise as required to provide information and implement a broad range of services.

     The Company places less emphasis on traditional sales approaches and more on cross selling a broad range of services to its existing large industrial customer base. The Company has established a large customer base in all key industrial sectors. Through the integration process, the Company identifies services it is providing these customers and opportunities for additional cross-selling. This process is carried out in conjunction with the sales or operating personnel who have relationships with these customers.

     The Company also participates in competitive bidding processes to obtain contracts granted by municipalities, local governments or private enterprises for services such as site redemption and decommissioning contract services. Contracts are generally awarded on the basis of sealed bids submitted by interested bidders and competition for these contracts is generally intense.

CUSTOMERS

     Philip provides a broad range of metals recovery and industrial services to major industry sectors including aluminum, automotive, chemical, food and beverage, oil and gas, paint and coatings, petrochemical, pulp and paper, steel, telecommunications, transportation, utilities, and wire and cable.

     The Company's ferrous processing and mill services operations serve customers in the steel industry while the processing and distribution operations primarily serve industrial and commercial construction clients and manufacturing industries such as barge and ship building, copper processing operations purchase materials from the wire and cable, automotive and telecommunications sectors and provide processed copper and materials management services to brass and copper mills, and the wire and cable, automotive and telecommunications industries, and aluminum processing operations purchase materials from primary smelters and industrial aluminum scrap generators and supply aluminum deoxidizing product, secondary aluminum alloys and recovered aluminum ingots to the steel, automotive and aluminum industries, respectively. The Company's industrial services cross a number of industry sectors, primarily automotive, refining and petrochemical, oil and gas, pulp and paper, steel, transportation and utilities.

     Philip seeks to enter into master service agreements with large customers to establish the Company as an approved vendor. Master service agreements are a primary vehicle for large companies to reduce their suppliers while concurrently establishing high standards of service delivery with fewer suppliers which can provide more services and which are financially strong and geographically diverse. In some cases, these agreements approve less than three suppliers in the area of resource recovery and industrial services, providing the Company with a strong competitive advantage. In other cases, a number of suppliers are approved and the master service agreement serves only to assist the Company in selling its services on a plant by plant basis.

COMPETITION

     The metals recovery and industrial services industries are highly competitive and require substantial capital resources. Competition is both national and regional in nature and the level of competition faced by the Company in its various lines of business is significant. Potential customers of the Company typically evaluate a number of criteria, including price, service, reliability, prior experience, financial capability and liability management. In servicing its customers, the Company believes its primary competitive strengths are: (i) that it offers the broadest range of metals recovery, by-products recovery and industrial and environmental services in the industry, (ii) its broad geographic network, (iii) its proprietary technologies, and (iv) the fact that it is a leading consolidator in the industry due to its financial strength, focused strategy and multi-service capabilities. Although the Company believes it is the leading integrated provider of metals recovery and industrial services in North America, it competes with a variety of companies that may be larger in particular business lines in which the Company operates.

     The primary competitors of the Metals Services Group are other scrap processors in regions where the Metals Services Group operates. Although the Metals Services Group competes in both the purchase and sale sides of its businesses, competition is primarily on the purchase side for access to scrap which may become more intense during times of scrap scarcity. Availability depends upon the level of economic activity in the industries from which the Company acquires its scrap and market prices. The Company believes that its longstanding relationship with generators of metal bearing scrap give it an advantage over its competitors, a majority of which purchase scrap from dealers. In its ferrous metals processing operations, the Company competes for access to scrap with a small number of larger regional operators as well as a large number of smaller operators. In its copper operations the Metals Services Group competes for scrap with a limited number of regional competitors in the regions that it serves. The Company enhances its competitive position through the use of proprietary technology to separate and recycle the polymer streams, thereby providing additional service and reducing landfilling costs and liability for the scrap producing customer. The Company's aluminum dross recycling operations face limited competition due to their geographic proximity to the primary aluminum refiners. In its aluminum alloys business, the Company faces substantial competition for aluminum scrap from a number of larger competitors, including primary refiners. One advantage the Company has is that it generates substantial amounts of aluminum scrap internally through its ferrous operations (e.g., automobile engine blocks). In the Company's aluminum deoxidizing product business, the Company competes for scrap supply with a number of smaller regional competitors.

     On the sales side of the Metals Services Group, the Company seeks to enhance its competitive position by enhancing the efficiency of its operations through economies of scale and increased recovery rates, thereby lowering its costs which increases margins and gives it pricing flexibility. The Company also accompanies its product sales with a broad range of services, or vertically integrates its operations to gain access to multiple markets. In its ferrous operations, the Company's acquisitions have resulted in economies of scale that generate efficiencies in its delivery capabilities. The Metals Services Group also competes on the sale side by offering a more secure supply of high quality scrap than a majority of its competitors and by providing a broad range of additional mill services. In its copper operations, the Metals Services Group's products are generally sold into commodity markets where prices are set by the marketplace. However, the Company competes through its use of proprietary technology to maximize yield and margins. In addition, the Company now has the alternative of selling its processed scrap into the lower grade commodity markets or refining it and selling it into the higher value added markets as market conditions vary. In the Company's alloys business, the Company competes against two competitors whose alloy operations are larger than those of the Company. In the aluminum deox business, the Company competes against a number of smaller regional competitors. The Company believes that the size of its operations and the broad range of aluminum deoxidizing products it supplies provide it with a competitive advantage.

     The industrial services sector is also highly competitive and fragmented. The Company competes with numerous local, regional and national companies of varying sizes and financial resources. Competition for industrial services is based primarily on hourly rates, productivity, safety, innovative approaches and quality of service. The hazardous waste management industry competes with the Company's industrial services operations by providing a price competitive disposal alternative to a number of the Company's waste management and by-products recovery services. The hazardous waste management industry currently has substantial excess capacity caused by overbuilding, continuing efforts by hazardous waste generators to reduce volumes and to manage their waste on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have led to downward pressure on pricing in a number of the markets served by the Company's industrial services operations. The Company expects these conditions to continue for the foreseeable future. The Company competes by developing and employing innovative technologies that minimize on-site waste generation for its customers and maximize the value and reuse opportunities for the industrial by-products. Through developing increasingly value-added applications for the materials it manages, in partnership with its key industrial customers, the Company maximizes its margins and differentiates itself from conventional disposal alternatives. Examples of this strategy include the patented EPOC system installed at automotive and equipment manufacturing facilities and the Company's association with BASF to recycle rigid polyurethane for the automotive sector.

GOVERNMENT REGULATION

     The Company is subject to government regulation including stringent environmental laws and regulations. Among other things, these laws and regulations impose requirements to control air, soil and water pollution, and regulate health, safety, zoning, land use and the handling and transportation of industrial by-products and waste materials. This regulatory framework imposes compliance burdens and costs on the Company. See Item 7, Capital Expenditures in the Management's Discussion and Analysis of Financial Condition and Results of Operation which appears on page 27 of this Form 10-K for a discussion of the

Company's estimated capital expenditures in relation to environmental compliance matters. Notwithstanding the burdens of this compliance, the Company believes that its business prospects are enhanced by the enforcement of laws and regulations by government agencies.

     Applicable federal and state or provincial laws and regulations regulate many aspects of the resource recovery and industrial services industry. Laws and regulations typically provide operating standards for treatment, storage, management and disposal facilities and monitoring and spill containment requirements and set limits on the release of contaminants into the environment. Such laws and regulations, among other things, (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, and the nature of the treatment they can provide at such facilities and the location and expansion of such facilities, (ii) impose liability for remediation and clean-up of environmental contamination, both on-site and off-site, resulting from past and present operations at the Company's facilities, and (iii) may require financial assurance that funds will be available for the closure and post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material identified.

     In particular, the regulatory process requires the Company to obtain and retain numerous governmental approvals, licenses and permits to conduct its operations, any of which may be subject to revocation, modification or denial. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. Adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment or delay of projects, premature closure of facilities or restriction of operations, all of which could have a material adverse effect on the Company's earnings for one or more fiscal quarters or years.

     Federal, state, provincial, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the resource recovery and industrial services industry. Included among them are laws, regulations and initiatives to ban or restrict the international, interprovincial, intraprovincial, interstate or intrastate shipment of wastes, impose higher taxes on out-of-state-waste shipments than in-state shipments, reclassify certain categories of non-hazardous wastes as hazardous and regulate disposal facilities as public utilities. Certain state and local governments have promulgated "flow control" regulations which attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. From time to time legislation is considered that would enable or facilitate such laws, regulations or initiatives. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of governments may be inconsistent and are difficult to foresee.

     Also subject to regulation are spills of certain industrial by-products and waste materials. While the specific provisions of spills related laws and regulations vary among jurisdictions, such laws and regulations typically require that the relevant authorities be notified promptly, that the spill be cleaned up promptly and that remedial action be taken by the responsible party to restore the environment to its pre-spill condition. Generally, the governmental authorities are empowered to act to clean up and remediate spills and environmental damage and to charge the costs of such clean-up to one or more of the owners of the property, the person responsible for the spill, the generator of the contaminant and certain other parties. Such authorities may also impose a tax or other liens to secure such parties' reimbursement obligations.

     The Company's facilities are subject to periodic unannounced inspection by federal, provincial, state and local authorities to ensure compliance with license terms and applicable laws and regulations. The Company works with such authorities to remedy any deficiencies found during such inspections. If serious violations are found or deficiencies, if any, are not remedied, the Company could incur substantial fines and could be required to close a site.

     Environmental laws and regulations impose strict operational requirements on the performance of certain aspects of hazardous substances remedial work. These requirements specify complex methods for identifica-tion, storage, treatment and disposal of waste materials managed during a project. Failure to meet these requirements could result in termination of contracts, substantial fines and other penalties.

     Governmental authorities have a variety of administrative enforcement and remedial orders available to them to cause compliance with environmental laws or remedy or punish violations of such laws. Such orders may be directed to various parties, including present or former owners or operators of the concerned sites, or parties that have or had control over the sites. In certain instances, fines may be imposed.

     In the event that administrative actions fail to cure the perceived problem or where the relevant regulatory agency so desires, an injunction or temporary restraining order or damages may be sought in a court proceeding. In addition, public interest groups, local citizens, local municipalities and other persons or organizations may have a right to seek relief from court for purported violations of law. In some jurisdictions recourse to the courts for individuals under common law principles such as nuisance have been or may be enhanced by legislation providing members of the public with statutory rights of action to protect the environment. In such cases, even if an industrial by-products or waste materials treatment, storage or disposal facility is operated in full compliance with applicable laws and regulations, local citizens and other persons and organizations may seek compensation for damages caused by the operation of the facility.

     While, in general, the Company's businesses have benefited substantially from increased governmental regulation, the resource recovery and industrial services industry in North America has become subject to extensive and evolving regulation. The Company makes a continuing effort to anticipate relevant material regulatory, political and legal developments, but it cannot predict the extent to which any future legislation or regulation may affect its operations. The Company believes that with heightened legal, political and citizen awareness and concerns, all companies in the resource recovery and industrial services industry may be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the industrial services and resource recovery industry to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a substantial portion of the Company's capital expenditures is expected to relate, directly or indirectly, to such equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the industrial by-products and waste materials generated thereby.

HAZARDOUS SUBSTANCES LIABILITY

     Canadian and U.S. laws impose liability on the present or former owners or operators of facilities which release hazardous substances into the environment. Furthermore, companies may be required by law to provide financial assurances for operating facilities in order to ensure their performance of obligations complies with applicable laws and regulations. Similar liability may be imposed upon the generators and transporters of waste which contain hazardous substances. All such persons may be liable for waste site investigation costs, waste site clean-up costs and natural resource damages, regardless of fault, the exercise of due care or compliance with relevant laws and regulations; such costs and damages can be substantial.

     In the United States, such liability stems primarily from Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and its state equivalents (collectively, "Superfund") and Resource Conservation and Recovery Act of 1976 ("RCRA") and similar state statutes. CERCLA imposes joint and several liability for the costs of remediation and natural resource damages on the owner or operator of a facility from which there is a release or a threat of a release of a hazardous substance into the environment and on the generators and transporters of those hazardous substances. Under RCRA and equivalent state laws, regulatory authorities may require, pursuant to administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and post-closure care of its facilities. Since the Company has operations in, and has shipped and continues to ship hazardous waste to disposal sites in the United States, the Company is exposed to potential liability in the United States under RCRA, CERCLA and their state law equivalents resulting from the handling and transportation of such wastes and for alleged environmental damage associated with past, present and future waste disposal practices.

     The Company is aware that hazardous substances are present in some of the landfills and transfer, storage processing and disposal facilities used by it. Certain of these sites have experienced environmental problems and clean-up and remediation is required. The Company has grown in the past (and expects to continue to grow in part in the future) by acquiring other businesses. As a result, the Company has acquired, or may in the future acquire, landfills and other transfer and processing sites which contain hazardous substances or which have other potential environmental problems and related liabilities, and may acquire businesses which may in the future incur substantial liabilities arising out of their respective past practices, including past disposal practices.

     Certain of Philip's and its U.S. subsidiaries' transfer, storage, processing and disposal facilities are contaminated as a result of operating practices at the sites, and remediation will be required at a substantial cost. Investigations of these sites have characterized to varying degrees the nature and extent of the contamination. Philip and these subsidiaries, in conjunction with environmental regulatory agencies, have in some instances commenced to remediate the sites in accordance with approved corrective action plans, pursuant to permits or other agreements with regulatory authorities. The Company, in conjunction with an environmental consultant, has developed or is developing cost estimates for these sites that are periodically reviewed and updated. Estimated remediation costs, for individual sites and in the aggregate, are substantial. While the Company maintains reserves for these matters based upon cost estimates, there can be no assurance that the ultimate cost and expense of corrective action will not exceed such reserves and have a material adverse impact on the Company's operations or financial condition.

     The Company is required under certain U.S. and Canadian laws and regulations to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and non-sudden occurrences. The Company is also required to provide financial assurance that funds will be available when needed for closure and post-closure care at certain of its treatment, storage and disposal facilities, the costs of which could be substantial. Such laws and regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent Company. In the United States, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. There can be no certainty that these costs will not materially exceed the amounts provided pursuant to financial assurance requirements. In addition, if such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds will have been accrued over the life of the facility to fund such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists.

     Subsidiaries acquired by Philip have been named as potentially responsible or liable parties ("PRPs") under US federal and state Superfund laws, with respect to several sites. These proceedings are based principally on allegations that subsidiaries of Philip (or their predecessors) disposed of hazardous substances at the sites in question. The Company routinely reviews and evaluates its potential liability at third-party sites based upon its judgment and experience at similar sites and the advice of environmental consultants and maintains reserves based upon such review and evaluation. There can be no assurance that the Company will not subsequently incur liabilities at such sites or at additional sites that materially exceed the amounts reserved.

     Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter this expectation and necessitate the recording of additional liabilities which could be material. Moreover, because the Philip and various of its subsidiaries have disposed of waste materials at more than 200 third-party disposal facilities, it is possible that Philip and its subsidiaries will be identified as PRPs at additional sites. The impact of such future events cannot be estimated at the current time.

     The Company may also be required to indemnify customers who incur liability in connection with the foregoing pursuant to the terms of contracts between such customers and the subsidiaries involved.

EMPLOYEES

     As at December 31, 1997, Philip employed over 14,000 people, approximately 2,000 of whom are unionized. Of such employees, approximately 3,250 work in the Metals Services Group, approximately 10,750 work in the Industrial Services Group and approximately 140 work in the Company's corporate office.

ITEM 2.  PROPERTIES

     The Company currently operates approximately 320 service locations primarily in North America, with some locations in South America and Western Europe. The Company believes that its primary existing facilities are effectively utilized, well maintained and in good condition. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

     The Company's corporate office is located in Hamilton, Ontario and is comprised of leased premises occupying 46,982 square feet.

     The following is a list of the principal sites from which the Company conducts its operations. Unless otherwise indicated, all of the listed sites are held in fee by Philip or a wholly-owned subsidiary.

                             METALS SERVICES GROUP

              FACILITY                          LOCATION                   NATURE OF SERVICES PROVIDED (1)
              --------                          --------                   -------------------------------
Philip Metals Recovery (USA), Inc....  Chandler, Arizona             material sorting and wire chopping (leased)
                                       Truesdale, Missouri           collection, processing and transfer, copper
                                                                     alloys production
                                       Richmond, Virginia            collection, processing and transfer
                                       Painesville, Ohio             collection, processing and transfer,
                                                                     aluminium de-ox production (leased)
Philip Metals Inc....................  Chesterton, Indiana           collection, processing and transfer
                                       St. Louis, Missouri           collection, processing and transfer
                                       Coatesville, Pennsylvania     collection, processing and transfer
                                       Nashville, Tennessee          collection, processing and transfer
                                       Memphis, Tennessee            collection, processing and transfer
                                       Chattanooga, Tennessee        collection, processing and transfer
                                       Cleveland, Ohio               collection, processing and transfer
Philip Services (New York), Inc......  Syracuse, New York            collection, processing, transfer and
                                                                     aluminium alloys production
Intsel Southwest Partnership.........  Houston, Texas                steel distribution
Allied Metals Limited................  Bristol, United Kingdom       collection, processing and transfer
Philip Enterprises Inc...............  Hamilton, Ontario (4 sites)   collection, processing and transfer
                                       Guelph, Ontario               collection, processing and transfer
                                       Barrie, Ontario               collection, processing and transfer
                                       LaPrairie, Quebec             collection, processing and transfer

                           INDUSTRIAL SERVICES GROUP

              FACILITY                          LOCATION                   NATURE OF SERVICES PROVIDED (1)
              --------                          --------                   -------------------------------
Burlington Environmental Inc.........  Kansas City, Missouri         collection, processing and transfer
                                       Seattle, Washington           collection, processing and transfer
                                       Kent, Washington              collection, processing and transfer
                                       Tacoma, Washington            collection, processing and transfer
Thermal KEM, Inc.....................  Rock Hill, South Carolina     collection, processing and transfer
Nortru, Inc..........................  Detroit, Michigan             collection, processing and transfer
Nortru, Inc..........................  Detroit, Michigan             collection, processing and transfer
RMF Global, Inc......................  Toledo, Ohio                  industrial services contracting
Republic Environmental...............  Hatfield, Pennsylvania        collection, processing and transfer
Philip Industrial Services Group,
  Inc................................  Irving, Texas                 waste water treatment facility
Philip Environmental Services
  Limited............................  Etobicoke, Ontario            decommissioning service
Philip Enterprises Inc...............  Barrie, Ontario               collection, processing and transfer
                                       Rexdale, Ontario              collection, processing and transfer
                                       Hamilton, Ontario             collection, processing and transfer

---------------

(1) A number of the Company's subsidiaries operate sites which provide services in more than one category.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company maintains liability insurance against risks arising out of the normal course of business. There can be no assurance that such insurance will be adequate to cover all such liabilities. The following describes pending legal proceedings other than ordinary, routine litigation incidental to its business.

     In January 1997, the State of Missouri brought an enforcement action against Solvent Recovery Company and the Company in state court alleging numerous violations of hazardous waste regulations at the Company's Kansas City, Missouri facility. Included were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit as well as allegations of numerous deficiencies under regulations and the permit in the accumulation, record keeping, inspection, labeling, transportation and handling of such waste. The Company and the State of Missouri have agreed upon a current payment of $255,000, with a remaining future payment of $125,000 still the subject of ongoing negotiations. The Company does not expect that the matter will have a material adverse effect on the Company's results of operations or financial position.

     As at the date of this Form 10-K, the Company is aware of eighteen separate class actions by shareholders of the Company which have been filed against the Company and various directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and the Securities Exchange Act of
1934) and seeks to represent a class of purchasers of Philip's Common Shares. The Company intends to vigorously defend these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Shares trade under the symbol "PHV" in the United States on the New York Stock Exchange (the "NYSE"), and in Canada on The Toronto Stock Exchange (the "TSE") and the Montreal Exchange. The Company's Common Shares traded in the United States on the Nasdaq National Market System ("Nasdaq") prior to April 30, 1996. The following table sets forth for the fiscal periods indicated (based on the fiscal year ending December 31) the high and low sale prices per share and trading volume of the Company's Common Shares as reported by the NYSE, Nasdaq and the TSE, the principal Canadian exchange for the trading of the Company's Common Shares.

                                     PRICE RANGE AND TRADING VOLUME OF THE COMMON SHARES
                              ------------------------------------------------------------------
                                       NYSE & NASDAQ                           TSE
                              -------------------------------    -------------------------------
                               HIGH      LOW        VOLUME        HIGH      LOW        VOLUME
                              ------    ------    -----------    ------    ------    -----------
                                                                    (CANADIAN
                                (US DOLLARS)                         DOLLARS)
1996
First quarter.............    $ 6.88    $ 6.13        368,900    $ 9.38    $ 8.00      3,399,100
Second quarter............      8.88      6.50     29,040,400     12.00      8.75      1,760,100
Third quarter.............      9.75      6.63      8,773,100     13.20      9.25      5,580,800
Fourth quarter............     15.75      9.38     19,652,000     21.50     12.75      2,781,100
1997
First quarter.............    $18.38    $13.63     26,356,700    $24.75     18.50      8,232,300
Second quarter............     16.00     14.00     11,561,000     22.10     19.45      2,858,000
Third quarter.............     19.94     17.38      9,720,300     27.91     24.00      5,467,100
Fourth quarter............     19.25     11.81     29,761,000     26.75     17.00     11,244,000
1998
January...................     14.31      7.38     44,899,000     20.80     10.75     14,640,000
February..................      9.81      7.88     47,303,000     14.75     11.45      8,493,000
Through March 26, 1998....     11.00      9.19     24,708,000     15.50     13.00      4,796,000

     On March 26, 1998, the last reported sale price on the NYSE of the Common Shares was $10.75 and the last reported sales price on the TSE was Cdn$15.10. At March 26, 1998, there were 131,118,712 Common Shares issued and outstanding and held of record by approximately 1,500 shareholders.

DIVIDEND AND POLICY RECORD

     The Company has not declared or paid cash dividends on its Common Shares during the last five years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Shares in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors and to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. The Company's Credit Facility restricts the payment of cash dividends.

SALES OF UNREGISTERED SECURITIES

     (a) On October 31, 1997, the Company issued 129,511 Common Shares in connection with the conversion of a 7% Convertible Subordinated Note assumed by Philip pursuant to the Allwaste, Inc. acquisition. The transaction was exempt under Section 3(a)(9) of the Securities Act.

     (b) On October 28, 1997, the Company issued 2,963,235 Common Shares in connection with the acquisition of Steiner-Liff Iron and Metal Company, Southern alloys and Metals Corp., Southeast-
        ern Scrap Trading, Inc., McKinley Iron, Inc. and Shredders, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (c) On October 28, 1997, the Company issued 2,638,234 Common Shares in connection with the acquisition of Southern Foundry Supply, Inc., Knox Metals Company and Southern Foundry of Cooksville, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (d) On July 31, 1997, the Company issued 286,418 Common Shares in connection with the acquisition of the stock of D&L, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (e) On July 3, 1997, the Company issued 422,331 Common Shares in connection with the acquisition of the stock of Roth Bros. Smelting Corp. The transaction was exempt under Section 4(2) of the Securities Act.

     (f) On February 12, 1997, the Company issued 556,390 Common Shares in connection with the acquisitions of Conversion Resources, Inc. and Warrenton Resources, Inc. The transactions were exempt under Section 4(2) of the Securities Act.

     (g) On February 7, 1997, the Company issued 222,165 Common Shares in connection with the acquisition of RMF Global, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (h) On January 7, 1997, the Company issued 2,222,222 Common Shares in connection with the acquisition of Luntz Company. The transaction was exempt under Section 4(2) of the Securities Act.

FOREIGN ISSUER

     There are no governmental laws, decrees or regulations in Canada relating to restrictions on the import of capital or affecting the remittance of interest, dividends or other payments to non-resident holders of the Company's Common Shares, except for withholding tax provisions discussed below. There are no limitations on the right of non-resident or foreign owners to hold or vote the Common Shares of the Company except as provided in the Investment Canada Act (the "Act"). The Act provides for the review and approval by the Canadian government of direct or indirect acquisitions of control of Canadian businesses where the investment exceeds specified thresholds and for the divestment of investments which have not been approved. The Company is not aware of any such control positions held by U.S. investors.

     The following paragraphs summarize certain Canadian federal income tax considerations in connection with the receipt of dividends paid on Common Shares and a disposition of Common Shares by non-residents of Canada. These tax considerations are stated in brief and general terms and are based on Canadian law currently in effect. There are other potentially significant Canadian and U.S. federal income tax considerations and provincial, state or local income tax considerations with respect to ownership and disposition of the Common Shares which are not discussed herein. The tax considerations relative to ownership and disposition of the Common Shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status.

     Generally, under the Income Tax Act (Canada) (the "Tax Act"), dividends paid or credited or deemed to be paid or credited on a share of a corporation resident in Canada to a shareholder who is not resident in Canada, and who does not use or hold and is not deemed to use or hold such shares in or in the course of carrying on a business or providing independent personal services in Canada, are subject to a withholding tax of 25% of the gross amount of such dividends. However, Article X to the Canada-United States Income Tax Convention, 1980 (the "Convention") reduces to 15% the rate of such withholding tax where the beneficial owner of the dividends is resident in the United States for the purposes of the Convention. The rate of such withholding tax will be further reduced to 5% where the beneficial owner of the dividends owns at least 10% of the voting stock of the company paying the dividends.

     A shareholder who is not resident in Canada under the Tax Act who holds Common Shares of the Company as capital property will not be subject to tax in Canada on capital gains realized on the disposition or deemed disposition of such Common Shares unless such Common Shares are "taxable Canadian property" within the meaning of the Tax Act at the time of the disposition or deemed disposition, as the case may be. Common Shares are generally not taxable Canadian property provided such shares are listed on a prescribed stock exchange and at no time within the five-year period immediately preceding the disposition or deemed disposition did the shareholder, persons with whom the shareholder did not deal at arm's length, or the shareholder together with such persons, own 25% or more of the issued shares (and, in the view of Revenue Canada, taking into account any interest therein or options in respect thereof that belonged to the shareholder, persons with whom the shareholder did not deal at arm's length, or the shareholder and such persons) of any class or series of the Company's shares. A deemed disposition of shares held by a shareholder will arise on the death of that shareholder. If shares are taxable Canadian property to a shareholder who is resident in the United States for the purposes of the Convention, any capital gain realized on the disposition or deemed disposition of such shares will generally be exempt from tax under the Tax Act by virtue of the Convention if the value of such shares at the time of the disposition or deemed disposition is not derived principally from real property situated in Canada (as defined by the Convention).

     Shares of stock in the Company held by a citizen or resident of the United States would normally be subject to tax on capital gains upon disposition under the laws of the United States.

NORMAL COURSE ISSUER BID

     On March 13, 1998, the Company announced its intention to make a normal course issuer bid through which Philip will make open market purchases of its Common Shares on the New York Stock Exchange, The Toronto Stock Exchange and the Montreal Exchange. The bid commenced on March 17, 1998 and will end on March 16, 1999. Philip may repurchase up to 6,555,830, or approximately 5% of its outstanding Common Shares from time to time in the open market. Shareholders of the Company may obtain a copy of the Company's notice of such bid by contacting the Company's Vice President, Investor Relations at (905) 540-6619.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of Philip for the periods indicated, including the accounts of all companies acquired prior to the end of the respective reporting periods. The companies, all of which were acquired in transactions accounted for as purchases during the past five years, are included from their respective dates of acquisition. For all periods indicated, the selected financial data reflects Philip's former municipal and commercial solid waste operations, which were sold in August 1996, as a discontinued operation. See Notes 4 and 5 to the Company's audited Consolidated Financial Statements which appear on pages 36 and 37.

     The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the related Notes thereto. Philip did not pay any cash dividends during the periods set forth below.

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       1997          1996         1995         1994       1993
                                    ----------     --------     --------     --------   --------
                                                   (RESTATED)   (RESTATED)
                                      (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE
                                                              AMOUNTS)
STATEMENT OF EARNINGS DATA:
Revenue...........................  $1,750,930     $532,344     $463,244     $358,784   $131,969
Operating expenses................   1,516,476(a)   413,013      356,699      268,606     83,957
Special charges...................     155,720       65,056       27,179           --         --
Selling, general and
  administrative costs............     130,778       56,063       48,496       37,522     21,103
Depreciation and amortization.....      61,953       24,225       18,587       15,644      8,012
                                    ----------     --------     --------     --------   --------
Income (loss) from operations.....    (113,997)     (26,013)      12,283       37,012     18,897
Interest expense..................      46,807       16,263       18,621       14,167      6,682
Other income and expense -- net...     (14,328)      (3,456)      (2,688)      (1,553)    (1,463)
                                    ----------     --------     --------     --------   --------
Earnings (loss) from continuing
  operations before tax...........    (146,476)     (38,820)      (3,650)      24,398     13,678
Income taxes......................     (42,235)     (19,563)      (4,790)       6,424      2,630
                                    ----------     --------     --------     --------   --------
Earnings (loss) from continuing
  operations......................  $ (104,241)    $(19,257)    $  1,140     $ 17,974   $ 11,048
                                    ==========     ========     ========     ========   ========
Basic earnings per share --
  continuing......................  $    (1.18)    $  (0.39)    $   0.03         0.50   $   0.34
Diluted earnings per share --
  continuing......................  $    (1.18)    $  (0.39)    $   0.03         0.40   $   0.30
Weighted average number of common
  shares outstanding (000s).......      88,191       50,073       37,342       36,209     32,827
BALANCE SHEET DATA: (END OF
  PERIOD)
Working capital...................  $  395,509     $139,326     $ 41,805     $ 63,050   $ 15,568
Total assets......................   2,819,426      953,761      731,234      611,213    539,789
Total debt including current
  maturities......................     988,188      302,781      320,220      299,347    244,261
Shareholders' equity..............   1,238,967      379,010      191,109      181,541    166,288
OTHER DATA:
Amortization......................  $   17,899     $  8,085     $  7,139     $  5,765   $  2,725
Depreciation......................      44,054       16,140       11,448        9,879      5,287
Additions to property, plant and
  equipment.......................      62,391       30,004       23,347       17,223     19,236

Note:

(a) 1997 operating expenses include non-recurring charges for operating losses in business units to be exited and losses in the copper division of the Company's Metals Services Group of $43.2 million and inventory costing errors of $32.9 million. See Note 3 to the Company's audited Consolidated Financial Statements which appears on pages 34 to 36 of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the years ended December 31, 1997, 1996 and 1995 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company reports in US dollars and in accordance with US generally accepted accounting principles.

INTRODUCTION

     The Company is a supplier of metals and industrial services. The Company has over 320 operating facilities and over 14,000 employees located throughout North America and Europe, that provide services to more than 50,000 industrial and commercial customers. The Company has achieved its position in the metals recovery and industrial services market through internal growth and through the acquisition and integration of over 40 companies since the beginning of 1996. The Company's primary base of operations is in the United States. See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 48 and 49 of this Form 10-K.

     The Company's business is organized into two operating divisions -- the Metals Services Group and the Industrial Services Group. The Metals Services Group processes or recycles ferrous (scrap), copper and aluminum materials at 78 locations throughout North America and Europe. The ferrous operations include the collection and processing of ferrous scrap materials for shipment to steel mills. The Company also processes and distributes structural steel products. Copper operations include processing of wire and cable scrap to recover copper, aluminum, refining of second grade copper into prime ingot, and on-site management of materials recycling centers for the telecommunications industry. Aluminum operations process aluminum dross to recover primary aluminum, and produce aluminum deoxidizing products and alloys from aluminum scrap for reuse in the steel and automotive industries respectively. Both the ferrous and non-ferrous operations of Philip provide significant brokerage services for scrap materials and primary metals including ferrous, copper, and aluminum. The Metals Services Group services the steel, telecommunications, aluminum, wire and cable and automotive industry sectors.

     The Industrial Services Group provides industrial outsourcing services, by-products recovery and environmental services through a network of approximately 250 facilities in North America. The Industrial Services Group's operations are divided into four main activities: on-site industrial services, by-products recovery, environmental services and utilities management. On-site industrial services include cleaning and maintenance, waste collection and transportation, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. By-products recovery includes distillation, fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. Environmental services range from decommissioning and remediation to emergency response and analytical services. The utilities management business includes the provision of services to industrial and municipal water and wastewater treatment plants, power plants and related infrastructure. The Industrial Services Group services the automotive, chemical, food, beverage, oil and gas, paint and coatings, petrochemical and pulp and paper industry sectors, as well as public sector clients responsible for water and wastewater treatment.

     The Company earns revenue from the delivery of on-site industrial services, the sale of recovered commodities and from fees charged to customers for by-product transfer and processing, collection and disposal services. The Company receives by-products and, after processing, disposes of the residuals at a cost lower than the fees charged to its customers. Other sources of revenue include fees charged for environmental consulting and engineering and other services, and revenue from the sale of steel products.

     The Company's operating expenses include direct and indirect labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations.

                                                              YEARS ENDED DECEMBER 31
                                                                   ($ MILLIONS)
                                                  -----------------------------------------------
                                                       1997             1996            1995
                                                  ---------------   -------------   -------------
Revenue
  Metals Services...............................  $1,113.5    64%   $275.3    52%   $215.9    47%
  Industrial Services...........................     637.4    36%    257.0    48%    247.3    53%
                                                  --------   ----   ------   ----   ------   ----
                                                   1,750.9   100%    532.3   100%    463.2   100%
Operating expenses..............................   1,516.5    87%    413.0    78%    356.7    77%
Special charges.................................     155.7     9%     65.1    12%     27.2     6%
Selling, general and administrative.............     130.8     7%     56.0    10%     48.5    10%
Depreciation and amortization...................      61.9     4%     24.2     5%     18.5     4%
                                                  --------   ----   ------   ----   ------   ----
Income (loss) from operations...................    (114.0)   (7%)   (26.0)   (5%)    12.3     3%
Interest expense................................      46.8     2%     16.3     3%     18.6     4%
Other income and expense-net....................     (14.3)   (1%)    (3.5)   (1%)    (2.6)    --
                                                  --------   ----   ------   ----   ------   ----
Earnings (loss) from continuing operations
  before tax....................................    (146.5)   (8%)   (38.8)   (7%)    (3.7)   (1%)
Income taxes....................................     (42.3)   (2%)   (19.5)   (3%)    (4.8)   (1%)
                                                  --------   ----   ------   ----   ------   ----
Earnings (loss) from continuing operations......    (104.2)   (6%)   (19.3)   (4%)     1.1     --
Discontinued operations (net of tax)............        --     --     (0.7)    --      2.1     1%
                                                  --------   ----   ------   ----   ------   ----
Net earnings (loss).............................  $ (104.2)   (6%)  $(20.0)   (4%)  $  3.2     1%
                                                  ========   ====   ======   ====   ======   ====

EARNINGS FROM CONTINUING OPERATIONS

     For the year ended December 31, 1997, the Company incurred a loss from continuing operations of $104.2 million or $1.18 per share on a diluted basis. This compares to a loss of $19.3 million from continuing operations and $0.39 per share on a diluted basis from continuing operations for the year ended December 31, 1996. For the year ended December 31, 1995, earnings from continuing operations were $1.1 million and diluted earnings per share were $0.03.

     The results of operations for the years ended December 31, 1997, 1996 and 1995 were impacted by special and non-recurring charges recorded by the Company and amounting to $231.8 million, $78.1 million and $36.3 million (before tax) respectively, which are more fully discussed below. Excluding these charges, the Company had earnings from continuing operations of $60.0 million for the year ended December 31, 1997 or $0.66 per share on a diluted basis.

REVENUE

     Consolidated revenue for the year ended December 31, 1997 compared with 1996 and 1995 is shown in the following table:

                                                         YEARS ENDED DECEMBER 31
                                                              ($ MILLIONS)
                                             -----------------------------------------------
                                               1997      %      1996     %      1995     %
                                             --------   ----   ------   ----   ------   ----
Metals Services............................  $1,113.5    64%   $275.3    52%   $215.9    47%
Industrial Services........................     637.4    36%    257.0    48%    247.3    53%
                                             --------   ----   ------   ----   ------   ----
Total......................................  $1,750.9   100%   $532.3   100%   $463.2   100%
                                             ========   ====   ======   ====   ======   ====

     The 229% increase in consolidated revenue for the year ended December 31, 1997 was attributable to internal growth of approximately $66 million and approximately $1,153 million from acquisitions.

     Consolidated revenue in 1996 of $532.3 million represented an increase of $69 million or 15% over 1995. The increase was attributable to internal growth of approximately $2 million and approximately $67 million from acquisitions.

     The Metals Services Group acquired thirteen new businesses in 1997 and four new businesses in late 1996 which contributed substantially all of the 1997 revenue increase. The Industrial Services Group revenue for the year ended December 31, 1997, increased by $380 million compared to the same period in 1996. The acquisition of 20 new businesses, including Allwaste and Serv-Tech which were completed on July 31, 1997, contributed $314 million of the revenue increase for the year ended December 31, 1997 compared to the same period in 1996. The remainder of the increase, or approximately $66 million came from the expansion of service offerings of existing businesses.

OPERATING EXPENSES

     Operating expenses for the year ended December 31, 1997 were $1,516.5 million, an increase of $1,103 million or 267% over 1996. As a percentage of revenue, operating expenses increased from 78% in 1996 to 87% in 1997. This increase is the result of including newly acquired businesses in the Metals Services Group which generally have higher operating expenses than Industrial Services Group businesses and the recording of special and non-recurring charges in operating expenses which are discussed below.

     Operating expenses in 1996 were $413.0 million, an increase of $56.3 million or 16% over 1995. These increased costs result from the increased level of business activity in 1996 and from acquisitions completed during the year.

SPECIAL CHARGES

     As at December 31, 1997, the Company recorded a pre-tax charge of $155.7 million ($117.1 million after tax) reflecting the effects of (i) restructuring decisions made in its Industrial Services Group following the mergers of Allwaste and Serv-Tech, (ii) integration decisions in various of its acquired Metals Services Group businesses, the most significant of which were acquired in late October 1997 and (iii) impairments of fixed assets and related goodwill resulting both from decisions to exit various business locations and dispose of the related assets, as well as assessments of the recoverability of fixed assets and related goodwill of business units in continuing use.

     At the end of the second quarter of 1997, the Company monetized approximately $27.3 million of its copper inventory. Concurrent with this transaction, the Company entered into an agreement to process this inventory over a period of future months and also entered into certain copper swap contracts. In the third and fourth quarter of 1997, the Company incurred unrealized pre-tax losses as a result of these copper swap contracts, totalling $10 million ($4.9 million in the third quarter and $5.1 million in the fourth quarter) which have been recorded in operating expenses. In addition, during the fourth quarter of 1997, the Company incurred operating losses in business units to be exited and losses in the copper division of the Company's Metals Services Group totalling $33.2 million. The copper division losses were incurred principally because the Company's copper inventory and related operations were exposed to the downturn in the market price of copper experienced during the period since the inventory was unhedged in the fourth quarter.

     The Company has also recorded a pre-tax charge in 1997 of $32.9 million ($20.4 million after tax) as a result of inventory costing errors, which occurred in the same copper division and which resulted in the overstatement of copper inventory for resale and the understatement of operating expenses.

     In addition, the Company has recorded a pre-tax charge of $92.2 million ($57.2 million after tax) resulting from speculative trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended December 31, 1997. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The trading losses were not recorded in the profit and loss records of the copper division, and therefore were not included in the Consolidated Statement of Earnings of the Company. Net trading losses incurred during 1997 were immaterial. As a result of the trading losses, the Company has restated its financial statements for 1996 and 1995 to record as special charges the previously unrecorded trading losses of $65.1 million and $27.2 million, respectively.

     The Company has also restated its financial statements for 1996 and 1995 to reflect the recording of revenue in the appropriate periods. The total adjustment was $22.1 million which resulted in an overstatement of revenue and an overstatement of accounts receivable in 1996 and 1995 by $13 million and $9.1 million, respectively on a pre-tax basis ($8.1 million and $5.7 million after tax).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $130.8 million in 1997 representing an increase of $74.7 million or 133% over 1996. Selling, general and administrative expenses in 1996 were 15.7% higher than 1995. The increase is attributable to the consolidation of selling, general and administrative expenses of companies acquired and to the addition of sales and marketing staff and corporate staff to manage the increased volume of business. However, as a percentage of revenue, selling, general and administrative expenses decreased to 7% of consolidated revenue in 1997 compared to 10% in 1996. This is due to the fact that selling, general and administrative costs in the Metals Services Group, as a percentage of revenue, were lower than these same costs for Industrial Services Group businesses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill in 1997 was $61.9 million, representing an increase of $37.7 million or 156% over 1996. This increase was due to acquisitions in the year, to a continued high level of fixed asset additions, and to the full year effect of acquisitions completed by the Company in the prior year.

     Depreciation and amortization of fixed assets and goodwill in 1996 was $24.2 million, an increase of $5.6 million over 1995. This increase was due primarily to acquisitions in the year as well as further fixed asset additions in 1996.

INTEREST EXPENSE

     Interest expense in 1997 was $46.8 million, representing an increase of $30.5 million or 187% over 1996. This increase was primarily attributable to increased borrowings to finance the Company's growth by acquisition and fixed asset expansion, together with working capital requirements to support the Company's increased revenue base.

     Aggregate interest expense in 1996 was $16.3 million or $2.3 million lower than 1995. In May of 1996, the Company issued common shares and used the proceeds to reduce the amount of long-term debt outstanding. In addition, in 1996, all the remaining 6% convertible subordinated debentures were converted into Common Shares of the Company, further reducing the Company's outstanding debt. Both these factors contributed to a lowering of interest costs in 1996 compared to 1995.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for 1997 includes a $2.8 million gain before tax on the sale of shares received as part of the proceeds on the sale of the municipal and commercial solid waste business in 1996. The shares which were restricted at the time of receipt, were sold by the Company in February 1997 following the removal of the restriction.

     In addition, a gain of $7.6 million before tax was recorded in 1997 on the cancellation of a derivative instrument which was put in place in anticipation of a debt offering which was later abandoned.

INCOME TAXES

     The Company recorded income taxes recoverable in each of the years in the three year period ended December 31, 1997. The amount recoverable resulted primarily from the deduction, for income tax purposes, of losses arising from the matters discussed in Note 3 to the Company's audited Consolidated Financial Statements which appears on pages 34 to 36 of this Form 10-K regarding special charges. The composition of the income tax recovery in each of the years ended December 31, 1997, 1996 and 1995 is discussed in Note 14 to the Company's audited Consolidated Financial Statements which appears on pages 44 to 46 of this Form 10-K.

DISCONTINUED OPERATIONS

     Loss from discontinued operations (net of tax) of $0.7 million for the year ended December 31, 1996 and income from discontinued operations (net of tax) of $2.1 million for the year ended December 31, 1995 consists of the Company's municipal and commercial solid waste business. These operations have been treated as discontinued as a result of the sale of the Company's municipal and commercial solid waste business in 1996. See Notes 4 and 5 of the Company's audited Consolidated Financial Statements which appear on pages 36 and 37 of this Form 10-K. Interest expense has been allocated to the municipal and commercial solid waste business segment based upon the relationship of the net assets of the solid waste business to the Company's consolidated net assets.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     At December 31, 1997, the Company's working capital was $395.5 million, representing an increase of $256.2 million from December 31, 1996. Inventory for resale is a significant component of the working capital at December 31, 1997 and increased by $51 million over December 31, 1996. In addition, at December 31, 1997, accounts receivable were $364.7 million higher than December 31, 1996, due primarily to $345.3 million of accounts receivable acquired as part of new business combinations.

     In August 1997, the Company signed a five year term revolving credit agreement which was amended in October, 1997 and February, 1998 (the "Credit Facility") with a syndicate of international lenders which provides up to $1.5 billion in borrowings, subject to compliance with specified availability tests. Borrowings under the Credit Facility are guaranteed by the Company's wholly-owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities and all the present and future assets held by the Company in all of its subsidiaries.

     At December 31, 1997, the Company had undrawn credit capacity under the Credit Facility of approximately $543 million, net of letters of credit outstanding, which amounted to $59 million.

     The Company believes that cash generated from operations, together with amounts available under the Credit Facility, will be adequate to meet its capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

ACQUISITIONS

     During 1997, the Company concluded a number of acquisitions the most significant of which were the following:

     On July 31, 1997, the shareholders of Allwaste and Serv-Tech voted in favour of the mergers which were jointly announced by the companies earlier in the year. Under the terms of the respective merger agreements, each share of Allwaste stock was exchanged for 0.611 Common Shares and each share of Serv-Tech stock was exchanged for 0.403 Common Shares.

     In October, 1997, the Company acquired the assets of Luria Brothers and all of the issued and outstanding shares of the Steiner-Liff Metals group of companies and the Southern Foundry Supply group of companies. The aggregate purchase price of such acquisitions was $486 million which includes the assumption of $32.6 million in debt. Part of the purchase price was satisfied by the issuance of 5.6 million Philip Common Shares.

     In addition to the above acquisitions, the Company completed 28 other acquisitions during the year ended December 31, 1997.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $62.4 million during 1997 compared to $30.0 million in 1996 and $23.3 million in 1995.

     The Company's capital expenditure program for 1998 is expected to be $114 million. Approximately $20.5 million of the 1998 capital expenditure program is expected to be spent on environmental compliance matters relating to facilities operated by the Company.

CAPITAL STRUCTURE

     In November 1997, the Company issued 23 million Common Shares at $16.50 per share. The net proceeds of $362.5 million were used to repay indebtedness outstanding under the Credit Facility.

     In addition to the equity offering in November of 1997, the Company issued
38.2 million common shares during 1997 for a total consideration of $622.5 million. The Common Shares were issued primarily as a result of acquisitions or as the result of the exercise of employee stock options. The share capital of the Company increased from $363.1 at December 31, 1996 to $1,348.1 million at December 31, 1997.

YEAR 2000

     Philip has undertaken a review of all of its computer based systems to mitigate problems that could occur as the result of the year 2000 century change. This issue affects computer systems that have time sensitive programs that may not properly recognize the year 2000. A project team has been assembled and has prepared a plan to address these potential problems. Activities in support of this plan are in progress to ensure that problems which are identified from both internal and external sources are addressed before they present a problem for the Company. The total cost for 1998 associated with any required modifications which is expected to be $5.0 million, is included as part of the Company's capital expenditure program discussed above and will be expensed as incurred.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (1) heightened competition, including the intensification of price competition and the entry of new competitors; (2) adverse state, federal and Canadian legislation and regulation; (3) failure to obtain new customers or retain existing customers; (4) inability to carry out marketing and/or expansion plans; (5) failure to successfully integrate acquired businesses and/or to acquire additional businesses on favorable terms; (6) loss of key executives; (7) changes in interest rates; (8) general economic and business conditions which are less favorable than expected and (9) unanticipated changes in industry trends. These factors and other risks are discussed in the Company's Prospectus dated November 6, 1997 included in its Registration Statement in Form S-1 (File No. 333-36549) and from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Philip Services Corp.

     We have audited the consolidated balance sheets of Philip Services Corp. as at December 31, 1997 and 1996 and the consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial schedules included in the Index at Item 14. These financial statements and financial schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedules based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the cash flows for each of the three years in the period ended December 31, 1997 in accordance with the generally accepted accounting principles.

     Also in our opinion, such financial schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 3, the accompanying financial statements for the years ended December 31, 1995 and 1996 have been restated.

Mississauga, Ontario                                          Deloitte & Touche
March 4, 1998                                                 Chartered Accountants

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                              (RESTATED)
ASSETS
Current assets
  Cash and equivalents......................................    $   48,809     $  6,044
  Accounts receivable (net of allowance for doubtful
     accounts of $22,437; 1996 -- $5,907)...................       537,674      173,021
  Inventory for resale......................................       223,613      172,280
  Other current assets......................................        69,073       44,690
                                                                ----------     --------
                                                                   879,169      396,035
Fixed assets (Note 6).......................................       605,710      254,087
Goodwill....................................................     1,094,401      235,622
Deferred income taxes (Note 14).............................        72,972       12,225
Other assets (Note 7).......................................       167,174       55,792
                                                                ----------     --------
                                                                $2,819,426     $953,761
                                                                ==========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  271,726     $189,846
  Accrued liabilities (Note 8)..............................       190,741       46,907
  Current maturities of long-term debt and loans from
     related parties (Notes 9 and 17(b))....................        21,193       19,956
                                                                ----------     --------
                                                                   483,660      256,709
Long-term debt (Note 9).....................................       966,995      282,825
Other liabilities (Note 11).................................       129,804       35,217
Contingencies (Note 18)
Shareholders' equity (Note 12)..............................     1,238,967      379,010
                                                                ----------     --------
                                                                $2,819,426     $953,761
                                                                ==========     ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS OF US DOLLARS EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31
                                                            ----------------------------------
                                                               1997         1996        1995
                                                            ----------    --------    --------
                                                                          (RESTATED)  (RESTATED)
Revenue (Note 3)........................................    $1,750,930    $532,344    $463,244
Operating expenses (Note 3).............................     1,516,476     413,013     356,699
Special charges (Note 3)................................       155,720      65,056      27,179
Selling, general and administrative costs...............       130,778      56,063      48,496
Depreciation and amortization...........................        61,953      24,225      18,587
                                                            ----------    --------    --------
Income (loss) from operations...........................      (113,997)    (26,013)     12,283
Interest expense........................................        46,807      16,263      18,621
Other income and expense -- net.........................       (14,328)     (3,456)     (2,688)
                                                            ----------    --------    --------
Earnings (loss) from continuing operations before tax...      (146,476)    (38,820)     (3,650)
Income taxes (Note 14)..................................       (42,235)    (19,563)     (4,790)
                                                            ----------    --------    --------
Earnings (loss) from continuing operations..............      (104,241)    (19,257)      1,140
Discontinued operations (net of tax) (Note 5)...........            --        (716)      2,109
                                                            ----------    --------    --------
Net earnings (loss).....................................    $ (104,241)   $(19,973)   $  3,249
                                                            ==========    ========    ========
Basic earnings per share (Note 15)
  Continuing operations.................................    $    (1.18)   $  (0.39)   $   0.03
  Discontinued operations...............................            --       (0.01)       0.06
                                                            ----------    --------    --------
                                                            $    (1.18)   $  (0.40)   $   0.09
                                                            ==========    ========    ========
Diluted earnings per share (Note 15)
  Continuing operations.................................    $    (1.18)   $  (0.39)   $   0.03
  Discontinued operations...............................            --       (0.01)       0.05
                                                            ----------    --------    --------
                                                            $    (1.18)   $  (0.40)   $   0.08
                                                            ==========    ========    ========
Weighted average number of common shares outstanding
  (000's)...............................................        88,191      50,073      37,342
                                                            ==========    ========    ========

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                          (IN THOUSANDS OF US DOLLARS)

                                                                 YEARS ENDED DECEMBER 31
                                                            ----------------------------------
                                                               1997         1996        1995
                                                            ----------    --------    --------
                                                                          (RESTATED)  (RESTATED)
Balance, beginning of year..............................    $   39,993    $ 59,966    $ 56,717
Net earnings (loss).....................................      (104,241)    (19,973)      3,249
                                                            ----------    --------    --------
Balance, end of year....................................    $  (64,248)   $ 39,993    $ 59,966
                                                            ==========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF US DOLLARS)

                                                                YEARS ENDED DECEMBER 31
                                                         -------------------------------------
                                                             1997          1996        1995
                                                         ------------   ----------   ---------
                                                                        (RESTATED)   (RESTATED)
OPERATING ACTIVITIES
Net earnings(loss) from continuing operations.........   $   (104,241)  $  (19,257)  $   1,140
Items included in earnings not affecting cash
     Depreciation and amortization....................         47,348       18,630      13,449
     Amortization of goodwill.........................         14,605        5,595       5,138
     Deferred income taxes............................        (15,446)     (15,315)     (2,467)
     Net gain on sale of assets.......................         (2,559)      (1,645)       (885)
     Special charges (net of tax) (Note 3)............        117,081           --          --
                                                         ------------   ----------   ---------
Cash flow from continuing operations..................         56,788      (11,992)     16,375
Changes in non-cash working capital (Note 13).........       (205,966)     (35,139)       (850)
                                                         ------------   ----------   ---------
Cash provided by (used in) continuing operating
  activities..........................................       (149,178)     (47,131)     15,525
Cash provided by discontinued operating activities....             --       21,161      11,012
                                                         ------------   ----------   ---------
Cash provided by (used in) operating activities.......       (149,178)     (25,970)     26,537
                                                         ------------   ----------   ---------
INVESTING ACTIVITIES
Proceeds from sale of solid waste operations
  (Notes 4 and 5).....................................         19,800      137,632          --
Acquisitions -- including acquired cash (bank
  indebtedness) (Note 4)..............................       (596,574)    (111,437)     (2,832)
Purchase of fixed assets..............................        (62,391)     (30,004)    (23,347)
Other -- net..........................................          3,965      (32,509)    (22,441)
                                                         ------------   ----------   ---------
Cash used in continuing investing activities..........       (635,200)     (36,318)    (48,620)
Cash used in investing activities of discontinued
  operations..........................................             --      (12,703)    (11,102)
                                                         ------------   ----------   ---------
Cash used in investing activities.....................       (635,200)     (49,021)    (59,722)
                                                         ------------   ----------   ---------
FINANCING ACTIVITIES
Proceeds from long-term debt..........................      1,748,155      216,398      32,484
Principal payments on long-term debt..................     (1,301,249)    (187,841)     (8,690)
Common shares issued for cash.........................        380,237       61,787         138
                                                         ------------   ----------   ---------
Cash provided by continuing financing activities......        827,143       90,344      23,932
Cash used in financing activities of discontinued
  operations..........................................             --       (9,309)     (2,036)
                                                         ------------   ----------   ---------
Cash provided by financing activities.................        827,143       81,035      21,896
                                                         ------------   ----------   ---------
Net change in cash for the year.......................         42,765        6,044     (11,289)
Cash and equivalents, beginning of year...............          6,044           --      11,289
                                                         ------------   ----------   ---------
Cash and equivalents, end of year.....................   $     48,809   $    6,044   $      --
                                                         ============   ==========   =========

   The accompanying notes are an integral part of these financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Philip Services Corp. (the "Company") is an integrated metals recovery and industrial services company, which provides metal recovery and processing services, by-products recovery, and industrial services to major industry sectors throughout North America and Europe.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in US dollars using accounting principles generally accepted in the United States ("US GAAP").

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the Company's estimates.

     For all periods presented, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements disclose the Company's municipal and commercial solid waste business as discontinued operations, as discussed in Note 5.

PRINCIPLES OF CONSOLIDATIONS

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent and where the Company has the ability to exercise significant influence over the investee.

REVENUE RECOGNITION

     Revenue from industrial services are recorded as the services are performed, using the percentage of completion basis for fixed rate contracts and as the related service is provided for time and material contracts. Revenue from by-product recovery operations is recognized upon receipt and acceptance of materials for processing since the Company accepts title to the materials at such time and provides contractual indemnification to customers against future liability with respect to the materials. Treatment, transportation and disposal costs are accrued when the related revenue is recognized.

     Revenue from the sale of recovered commodities and steel products is recognized at the time of shipment. For contracts where the Company brokers materials between two parties, only the commission on the transaction is recorded.

CASH AND EQUIVALENTS

     Cash and equivalents consist of cash on deposit and term deposits in money market instruments with maturity dates of less than three months from the date they are acquired.

INVENTORY

     Inventory is recorded at the lower of average purchased cost and net realizable value.

FIXED ASSETS

     Fixed assets are stated at cost and are depreciated over their estimated useful lives generally on the following basis: buildings 20 to 40 years straight-line; equipment 5% to 30% straight-line. Landfill sites and improvements thereto are recorded at cost and amortized over the life of the landfill site based on the estimated landfill capacity utilized during the year. Operating costs associated with landfill sites are charged to operations as incurred. Assets under development include the direct cost of land, buildings and equipment acquired for future use together with engineering, legal and other costs incurred before the assets are brought into operation.

     The Company periodically reviews the carrying value of its fixed assets to determine whether such values are recoverable. Any resulting write-downs are charged to earnings.

GOODWILL

     Goodwill represents the excess of the purchase price of businesses acquired over the fair value of the identifiable assets acquired and is amortized over periods not exceeding 40 years. At each balance sheet date management assesses the appropriateness of the goodwill balance based on the undiscounted future cash flow from operating results.

OTHER ASSETS

     Deferred financing costs are amortized over the life of the related debt instrument. Other intangibles such as non-compete agreements are amortized over periods relating to the terms of the agreements.

ENVIRONMENTAL LIABILITY

     The Company accrues the estimated costs relating to the closure and post-closure monitoring of its landfill sites as well as remediation costs associated with its transfer and processing facilities. The Company charges earnings with these estimated future costs based on engineering estimates over the fill rate of landfill sites. The accrued liability for environmental and closure costs is disclosed in the consolidated balance sheet under other liabilities. Amounts required to dispose of waste materials located at the Company's transfer and processing facilities are included in accounts payable and accrued liabilities.

INTEREST CAPITALIZATION

     The Company includes, as part of the cost of its fixed assets, all financing costs incurred prior to the asset becoming available for operation.

FOREIGN CURRENCY TRANSLATION

     In 1997, the Company changed the designation of the parent company's functional currency to the US dollar. The Company designates as its functional currency the Canadian dollar for all its Canadian based operations and the US dollar for all operations based in the United States. The assets and liabilities denominated in a foreign currency for foreign operations, all of which are self-sustaining, are translated at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates prevailing during the period. The resulting gains and losses are accumulated in a separate component of shareholders' equity.

CONCENTRATION OF CREDIT RISK

     The Company's accounts receivable constitute financial instruments. The Company's accounts receivable approximated their fair value as at December 31, 1997 and 1996. Concentration of credit risk in accounts receivable is limited, due to the large number of customers the Company services throughout North America. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical and other information.

DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS

     Interest rate swaps and collars are designated as hedges, with net cash settlement accrued as an adjustment to interest expense, when their interest rate characteristics are opposite from the debt instrument they hedge. Derivative commodity futures and collars are designated as hedges when the Company can establish a high degree of inverse correlation between changes in the market value of inventory being hedged and the market value of the derivative instrument. Such instruments are marked to market with unrealized gains and losses deferred and reflected in the balance sheet as a basis adjustment of inventory. Upon settlement or termination, gains and losses on these hedge instruments are recorded in the statement of earnings as operating expenses. Premiums paid for purchased commodity put options are amortized over the life of the options with any gains on settlement recorded as an adjustment to the basis of inventory. Changes in the market value of written commodity call options are accrued as operating expenses.

     Derivative instruments and contracts not qualifying for hedge accounting are marked to market and recorded in the statement of earnings.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income for the Company would not be materially different than the net earnings disclosed for the year ended December 31, 1997.

3.   SPECIAL CHARGES (in thousands)

     (a) Special and non-recurring charges

     The following table summarizes the special and non-recurring charges recorded by the Company in 1997, and identifies where they are disclosed in the Statements of Earnings:

Non-recurring charges and asset impairments recorded as
  special charges...........................................    $155,720
Non-recurring charges recorded as operating expenses........      43,241
Costing errors recorded as operating expenses...............      32,875
                                                                --------
Pre-tax.....................................................    $231,836
                                                                ========
After tax...................................................    $164,264
                                                                ========

     As at December 31, 1997, the Company recorded a pre-tax charge of $155,720 ($117,081 after tax) reflecting the effects of (i) restructuring decisions made in its Industrial Services Group following the mergers of Allwaste and Serv-Tech, (ii) integration decisions in various of its acquired Metal Services Group businesses, the most significant of which were acquired in late October 1997 and (iii) impairments of fixed assets and related goodwill resulting both from decisions to exit various business locations and dispose of the related assets, as well as assessments of the recoverability of fixed assets and related goodwill of business units in continuing use.

     All businesses assessed for asset impairment were acquired in purchase business combinations and, accordingly, the goodwill that arose in those transactions was included in the tests for recoverability. Assets to be disposed of were valued at their estimated net realizable value while the value of the assets of the business units to be continued were assessed at fair value principally using discounted cash flow methods.

     Special and non-recurring charges relate to the impairment of fixed assets and related goodwill and are comprised of the following items:

Business units, locations or activities to be exited:
  Goodwill written off......................................    $ 10,032
  Fixed assets written down to estimated net realizable
     value of $4,843........................................      47,584
  Unavoidable future lease and other costs associated with
     properties.............................................       9,358
  Other assets to be disposed, including $7,800 accrued
     disposal costs.........................................      17,740
Business units to be continued:
  Goodwill impairment.......................................      49,558
  Fixed assets written down to estimated net realizable
     value of $8,810........................................      10,984
Severance, $2,000 paid before year end......................       4,464
Accrued costs...............................................       6,000
                                                                --------
                                                                $155,720
                                                                ========

     At the end of the second quarter of 1997, the Company monetized approximately $27,300 of its copper inventory. Concurrent with this transaction, the Company entered into an agreement to process this inventory over a period of future months and also entered into certain copper swap contracts. In the third and fourth quarter of 1997, the Company incurred unrealized pre-tax losses as a result of these copper swap contracts, totalling $10,000 ($4,900 in the third quarter and $5,100 in the fourth quarter) which have been recorded in operating expenses. In addition, during the fourth quarter of 1997, the Company incurred operating losses in business units to be exited and losses in the copper division of the Company's Metals Services Group totalling $33,241. The copper division losses were incurred principally because the Company's copper inventory and related operations were exposed to the downturn in the market price of copper experienced during the period since the inventory was unhedged in the fourth quarter.

     The Company has also recorded a pre-tax charge in 1997 of $32,875 ($20,383 after tax) as a result of inventory costing errors, which occurred in the same copper division and which resulted in the overstatement of copper inventory for resale and the understatement of operating expenses.

     (b) Restatement for Trading Losses and Cut Off Errors

     In January, 1998, the Company discovered previously incurred but unrecorded trading losses amounting to $92,235 on a pre-tax basis ($57,186 after tax) resulting from speculative trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended December 31, 1997. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The trading losses were not recorded in the profit and loss accounts of the copper division, and therefore were not included in the Consolidated Statement of Earnings of the Company. Net trading losses incurred during 1997 were immaterial. As a result of the trading losses, the Company has restated its financial statements for 1996 and 1995 to record as special charges the previously unrecorded trading losses of $65,056 and $27,179, respectively.

     The Company has also restated its financial statements for 1996 and 1995 to reflect the recording of revenue in the appropriate periods. The total adjustment was $22,114 which resulted in an overstatement of revenue and an overstatement of accounts receivable in 1996 and 1995 by $13,000 and $9,114, respectively on a pre-tax basis ($8,060 and $5,652 after tax).

     The following table summarizes the restatement adjustments recorded by the
Company:

                                                                  1996         1995
                                                                ---------    ---------
                                                                 INCREASE (DECREASE)
                                                                ----------------------
BALANCE SHEETS:
Current assets..............................................    $ (35,700)   $      --
Current liabilities.........................................       78,649       36,293
Deferred taxes..............................................      (43,452)     (13,791)
Shareholders' equity........................................      (70,897)     (22,502)
STATEMENTS OF EARNINGS:
Revenue.....................................................    $ (13,000)   $  (9,114)
Special charges.............................................       65,056       27,179
                                                                ---------    ---------
Earnings (loss) from continuing operations..................      (78,056)     (36,293)
Income taxes................................................      (29,661)     (13,791)
                                                                ---------    ---------
Net income..................................................    $ (48,395)   $ (22,502)
                                                                =========    =========
Effect on diluted earnings per share........................    $   (0.90)   $   (0.46)
                                                                =========    =========

4.   ACQUISITIONS AND DIVESTITURES (in thousands)

     During 1997, the Company acquired over 30 businesses, including Allwaste Inc. ("Allwaste") and Luria Brothers ("Luria"). Allwaste, an integrated provider of industrial and environmental services based in Houston, Texas was acquired on July 31, 1997 for a total consideration of $443.8 million, paid for by the issuance of approximately 23 million common shares. Luria, based in Cleveland, Ohio was acquired on October 10, 1997 for total cash consideration of $175.3 million. In 1996, the Company acquired eleven businesses, including Intsel Southwest Limited Partnership ("Intsel") and Luntz Corporation ("Luntz"). During 1995, six businesses were acquired. All business combinations have been accounted for using the purchase method of accounting and are summarized below:

                                                      1997                         1996       1995
                                   -------------------------------------------   --------   --------
                                   ALLWASTE    LURIA      OTHER       TOTAL
                                   --------   --------   --------   ----------
PURCHASE CONSIDERATION
  Cash...........................  $     --   $163,001   $397,488   $  560,489   $109,301   $  1,869
  Company's common shares........   391,719         --    210,913      602,632     29,571      1,239
  Deferred payments and long-term
     debt........................        --         --     22,828       22,828     22,373      4,474
  Acquisition costs and
     accruals....................    52,047     12,300     19,158       83,505      3,875        687
                                   --------   --------   --------   ----------   --------   --------
                                   $443,766   $175,301   $650,387   $1,269,454   $165,120   $  8,269
                                   ========   ========   ========   ==========   ========   ========
FAIR VALUE OF NET ASSETS ACQUIRED
  Cash (bank indebtedness).......  $  8,601   $    688   $ (7,645)  $    1,644   $  1,849   $   (275)
  Long-term debt.................  (142,363)        --    (86,002)    (228,365)   (14,513)      (246)
  Assets, excluding cash &
     intangibles.................   267,720    115,556    495,184      878,460    171,861     14,104
  Liabilities....................   (77,318)   (44,673)  (228,010)    (350,001)   (63,092)   (13,436)
  Goodwill.......................   387,126    101,130    452,278      940,534     63,535      7,510
  Other intangibles..............        --      2,600     24,582       27,182      5,480        612
                                   --------   --------   --------   ----------   --------   --------
                                   $443,766   $175,301   $650,387   $1,269,454   $165,120   $  8,269
                                   ========   ========   ========   ==========   ========   ========

     The unaudited pro forma information set forth below assumes the acquisitions of Allwaste and Luria and the material acquisitions in 1996 of Luntz and Intsel, occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have resulted if the acquisitions had occurred on January 1, 1996.

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                      (UNAUDITED)
Revenue.....................................................    $2,062,027    $1,316,149
Earnings (loss) from continuing operations..................    $ (103,175)   $  (15,770)
Basic earnings per share from continuing operations.........    $    (0.97)   $    (0.21)

     In November 1995, the Company reached an agreement to sell its Greater Montreal Area solid waste collection and transfer business (the "Intersan Business") for $31,685. As part of the sale of the Intersan Business, the Company entered into a disposal services agreement with the purchaser and received proceeds of $7,947. The proceeds from the sale of the Intersan Business, which amounted to $39,632, were received in January 1996.

5.   DISCONTINUED OPERATIONS (in thousands)

     In August 1996, the Company sold its municipal and commercial solid waste business (the "Solid Waste Business") for a total consideration of $115,000 to USA Waste Services, Inc. ("USA Waste"). The consideration included $60,000 in cash, $38,000 in unrestricted common shares of USA Waste, and $17,000 in restricted common shares of USA Waste (in total, representing less than 2% of USA Waste's voting stock). The unrestricted common shares of USA Waste were sold in September 1996 for $39,508, resulting in a gain of $1,508 which is included in Other Income and Expense -- net in the Consolidated Statements of Earnings. The restriction on the $17,000 common shares of USA Waste was removed in January 1997 and in February 1997, the Company sold these shares for $19,800, resulting in a further gain before tax of $2,800.

     The sale of the Solid Waste Business in 1996 included the remaining portion of the Quebec solid waste division, and the related disposal services agreement, as described in Note 4.

     Revenue of the Solid Waste Business, net of intercompany revenue, was $38,140 and $61,093 for the fiscal years ended December 31, 1996 and 1995, respectively. Income from discontinued operations in the Consolidated Statements of Earnings is presented net of allocated interest expense of $3,768 and $5,100 and net of applicable income taxes of $3,225 and $1,722 for the fiscal years ended December 31, 1996 and 1995, respectively. Interest was allocated based upon the ratio of the net assets of the Solid Waste Business to the Company's consolidated net assets. No general corporate overhead was allocated to the discontinued operations.

                                                                YEARS ENDED DECEMBER 31
                                                              ----------------------------
                                                               1997       1996       1995
                                                              -------    -------    ------
Loss on sale of Solid Waste Business, net of income taxes
  recoverable of $2,568.....................................  $    --    $(5,588)   $   --
Income from discontinued operations (net of tax)............       --      4,872     2,109
                                                              -------    -------    ------
Discontinued operations.....................................  $    --    $  (716)   $2,109
                                                              =======    =======    ======

6.   FIXED ASSETS (in thousands)

                                         1997                                    1996
                         ------------------------------------    ------------------------------------
                                     ACCUMULATED     NET BOOK                ACCUMULATED     NET BOOK
                           COST      DEPRECIATION     VALUE        COST      DEPRECIATION     VALUE
                         --------    ------------    --------    --------    ------------    --------
Land.................    $ 73,329      $     --      $ 73,329    $ 40,030      $    --       $ 40,030
Landfill sites.......      22,855         2,950        19,905      15,534          651         14,883
Buildings............     128,924        11,417       117,507      59,375        7,807         51,568
Equipment............     447,938        87,212       360,726     186,033       54,094        131,939
Assets under
  development........      34,243            --        34,243      15,667           --         15,667
                         --------      --------      --------    --------      -------       --------
                         $707,289      $101,579      $605,710    $316,639      $62,552       $254,087
                         ========      ========      ========    ========      =======       ========

7.   OTHER ASSETS (in thousands)

                                                                1997       1996
                                                              --------    -------
Restricted investments (a)..................................  $ 27,970    $23,667
Deferred financing costs....................................    19,616     11,087
Investments (b).............................................    53,685      4,739
Other intangibles...........................................    35,426      6,698
Due from an officer and director............................        --        538
Other.......................................................    30,477      9,063
                                                              --------    -------
                                                              $167,174    $55,792
                                                              ========    =======

(a) Restricted investments support the Company's self-insurance program and are invested and managed by the Company's wholly-owned insurance subsidiary.

(b) Investments in 1997 include:

     (i) a 29.9% interest in Innovative Valve Technologies Inc. ("Invatec") representing 2,340,716 common shares amounting to $30.8 million. The Invatec investment is accounted for using the equity method of accounting. The difference between the carrying value of the investment and the underlying equity in the net assets which is approximately $12.8 million will be amortized over a period not exceeding forty years. Invatec is a publicly traded company providing comprehensive maintenance, repair, replacement and value added distribution services of industrial valves and process system components. The quoted market price of the Invatec shares at December 31, 1997 was $20.25 per share,

     (ii) a $9.7 million investment in Strategic Holdings Inc. which was obtained on the acquisition of Allwaste, Inc. The investment, which is accounted for at cost, represents $8.1 million in redeemable preferred stock with a dividend rate of $0.06 per share, redeemable beginning in 2002, $1.5 million of common stock warrants with exercise prices ranging from $0.4643 to $1.50 per share and $0.1 million of common shares.

8.   ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                                1997       1996
                                                              --------    -------
Accrued employee compensation and benefit costs.............  $ 47,062    $11,478
Accrued purchases...........................................    26,212     20,085
Accrued insurance costs.....................................    19,078      4,262
Income taxes payable........................................    11,629         --
Accrued restructuring costs (Note 3)........................    25,622         --
Accrued other...............................................    61,138     11,082
                                                              --------    -------
                                                              $190,741    $46,907
                                                              ========    =======

9.   LONG-TERM DEBT (in thousands)

                                                                1997        1996
                                                              --------    --------
Bank term loan (a)..........................................  $897,352    $248,119
Convertible subordinated debentures (b).....................    25,625          --
Loans collateralized by certain assets of subsidiaries of
  the Company having a net book value of $33,865 bearing
  interest at a weighted average fixed rate of 6.6% (1996
  -- 5.7%) maturing at various dates up to 2020.............    19,627       5,175
Loans collateralized by certain assets of subsidiaries of
  the Company having a net book value of $18,340 bearing
  interest at prime plus a weighted average floating rate of
  0.8% (1996 -- 1.9%) maturing at various dates up to
  2007......................................................     6,582       5,481
Loans unsecured, bearing interest at prime plus a weighted
  average floating rate of 5.4% (1996 -- 3.4%) maturing at
  various dates up to 2001..................................    21,908      26,060
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................    15,793      14,484
Other.......................................................     1,301       2,636
                                                              --------    --------
                                                               988,188     301,955
Less current maturities of long-term debt (c)...............    21,193      19,130
                                                              --------    --------
                                                              $966,995    $282,825
                                                              ========    ========

(a) In August 1997, the Company signed a $1.5 billion revolving credit agreement which was amended in October, 1997 and February, 1998 (the "Credit Facility") with a syndicate of international lenders which replaced the 1996 revolving term loan agreement and refinanced certain other long-term debt. The Credit Facility expires in August of 2002, and contains certain restrictive covenants and financial covenants including the following:

     - the Company must meet an interest ratio coverage test as well as total debt and fixed charge ratio coverage tests

     -  the Company must maintain a prescribed level of working capital

     - certain acquisitions by the Company must be reviewed by the lenders prior to completion

     At December 31, 1997 the Company is in compliance with all of the covenants of the Credit Facility.

     Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company's wholly owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities, and all the present and future assets, held by the Company in all of its subsidiaries. The Credit Facility bears interest based on a moving grid. At December 31, 1997, the Company was paying approximately 7.1%, on these borrowings.

     At December 31, 1997, the Company had undrawn credit capacity under the Credit Facility of approximately $543 million net of outstanding letters of credit which amounted to $59 million.

     In February of 1998, the Company signed an amending agreement to the revolving credit agreement which would permit the Company to draw up to $210 million by way of subordinated debt to finance the Company's equity interest in SK Parent Corp. (Note 18).

(b) On the acquisition of Allwaste, the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") which are due 2014. At any time up to and including June 1, 2014 the holder of any debenture will have the right to convert the principal amount of such debenture into common shares equal to the principal amount of the debenture surrendered for conversion divided by $19.5376. The debentures are redeemable for cash at the option of the Company. The debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the debenture issued, commencing June 1, 1999. Interest is payable semi-annually on June 1 and December 1.

    The Company's acquisition of Allwaste constituted a "redemption event" pursuant to the indenture. Accordingly, each holder of the debentures had the right to require the redemption of all or any portion of such holder's debenture for cash to the 90(th) day following the acquisition. During the 90 day period, $3.3 million of debentures were redeemed.

(c) The aggregate amount of payments required to meet long-term debt installments in each of the next five years is as follows:

1998....................................................    $ 21,193
1999....................................................      21,375
2000....................................................      10,283
2001....................................................       4,720
2002....................................................     898,947

10. DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS (in thousands except rate/strike price and term)

     The Company utilizes interest rate swaps and collars to fix the interest rate on a portion of its floating rate debt and thereby manage the interest rate risk associated therewith. Additionally, the Company hedges the market risk of foreign currency exchange rate movements on debt denominated in Canadian currency through the forward purchase of Canadian dollars. The credit risk of counterparty fulfillment on all such contracts is mitigated by dealing only with credit worthy major public financial institutions.

     The speculative copper trading activities referred to in Note 3 consisted primarily of physical forward purchase and sale contracts for copper cathode and copper scrap entered into with various counterparties. In many instances, the final settlement pricing on these contracts remained open after the delivery of the underlying copper commodity. At December 31, 1996 the Company had sold and delivered 7,145 pounds of copper cathode on which settlement pricing was not finalized until 1997. Additionally, at December 31, 1996, the Company was obligated to deliver 23,573 pounds of copper cathode and 25,471 pounds of copper scrap. At December 31, 1997, there were no remaining open positions on such contracts and the Company is no longer engaged in copper trading except as described in the following paragraphs.

     At December 31, 1997, the Company had outstanding 31,500 lbs of copper swap contracts entered into in connection with the processing agreement associated with the monetization of the copper inventory referred to in Note 3. Under these swaps the Company is obligated to pay the counterparty an average fixed price of $0.87/lb and receives a variable price based upon the market price of copper. These swaps have no carrying value and resulted in a mark to market loss of $10,000 at December 31, 1997.

10. DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS (in thousands except rate/strike price and term) (Continued)
     The Company enters into copper and aluminum collar and purchased put option contracts, as well as written covered call option contracts with major public financial institutions to hedge market price fluctuations in its copper and aluminum inventories.

     The Company also has forward physical copper sales commitments to customers totalling 22,000 lbs. during 1998 and copper futures purchase contracts with major public broker dealers which are, collectively designated as hedges in its copper processing operations and inventory.

     The following table summarizes outstanding derivative instruments:

                                                       1997                                            1996
                                  ----------------------------------------------   ---------------------------------------------
                                     CONTRACT/       TERM                             CONTRACT/       TERM
          INSTRUMENTS             NOTIONAL AMOUNT   (YEARS)   RATE/STRIKE PRICE    NOTIONAL AMOUNT   (YEARS)   RATE/STRIKE PRICE
          -----------             ---------------   -------   ------------------   ---------------   -------   -----------------
Interest rate swaps / collars...    $   319,406       0.7                  5.91%      $189,800         0.7               5.91%
Forward Canadian dollar
  purchases.....................    $    99,393       0.2          Cdn$1.42/$1US        73,966         0.1       Cdn$1.34/$1US
Copper swaps....................    31,500 lbs.       0.5              $0.87/lb.            --          --                  --
Copper price collars............    45,000 lbs.       0.1     $0.75 to $0.95/lb.            --         n/a                 n/a
Written copper call options.....    51,750 lbs.       0.2              $0.88/lb.            --         n/a                 n/a
Purchased copper put options....    13,500 lbs.       0.5              $0.78/lb.            --         n/a                 n/a
Aluminum price collars..........    10,000 lbs.       0.1     $0.65 to $0.74/lb.            --         n/a                 n/a
Written aluminum call options...    10,000 lbs.       0.2              $0.72/lb.            --         n/a                 n/a
Copper futures purchases........    11,805 lbs.       0.4              $0.89/lb.            --         n/a                 n/a

     Other than the copper swaps discussed in the above paragraphs, neither the carrying value nor the related fair value of the instruments summarized in the above table were individually or collectively material at December 31, 1997 or 1996.

11. OTHER LIABILITIES (in thousands)

                                                                   1997           1996
                                                                -----------    ----------
Deferred payments (a).......................................    $    15,839    $   11,774
Accrued environmental costs.................................         59,638        18,848
Other.......................................................         54,327         4,595
                                                                -----------    ----------
                                                                $   129,804    $   35,217
                                                                ===========    ==========

(a) Deferred payments relate to acquisitions (see Note 4), whereby the former owners of the businesses have agreed to accept part of their payment over future periods of time. All such amounts are non-interest bearing and are unsecured.

12. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts)

                                                                   1997           1996
                                                                -----------    ----------
Share capital...............................................    $ 1,348,066    $  363,079
Retained earnings (deficit).................................        (64,248)       39,993
Cumulative foreign currency translation adjustment..........        (44,851)      (24,062)
                                                                -----------    ----------
                                                                $ 1,238,967    $  379,010
                                                                ===========    ==========
SHARE CAPITAL CONSISTS OF:
AUTHORIZED
Unlimited number of common shares
ISSUED
Common shares and equivalents
Number......................................................    131,058,393    69,876,868
Dollars.....................................................    $ 1,348,066    $  363,079

     The issued share capital of the Company is comprised of the following:

                                                                      COMMON SHARES
                                                                -------------------------
                                                                  NUMBER         AMOUNT
                                                                -----------    ----------
Balance -- December 31, 1994................................     37,271,522    $  152,881
Shares issued in respect of acquisitions during 1995........        194,116         1,239
Shares cancelled............................................        (68,404)         (527)
Other.......................................................         32,985           189
Share options exercised for cash............................         23,614           138
                                                                -----------    ----------
Balance -- December 31, 1995................................     37,453,833       153,920
Shares issued in respect of acquisitions during 1996........      3,600,102        29,571
Shares issued on conversion of convertible subordinated
  debentures................................................     19,180,000       117,720
Shares issued for cash......................................      8,625,000        55,345
Share options exercised for cash............................        953,724         6,159
Other.......................................................         64,209           364
                                                                -----------    ----------
Balance -- December 31, 1996................................     69,876,868       363,079
Shares issued in respect of acquisitions during 1997........     35,880,758       602,632
Shares issued on conversion of convertible subordinated
  debentures................................................        129,511         1,550
Shares issued for cash......................................     23,000,000       362,501
Share options exercised for cash............................      1,774,414        12,657
Other.......................................................        396,842         5,647
                                                                -----------    ----------
Balance -- December 31, 1997................................    131,058,393    $1,348,066
                                                                ===========    ==========

12. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts) (Continued)
STOCK OPTIONS

     Common share options issued and outstanding are as follows:

                                                              NUMBER            $/SHARE
                                                             ---------    --------------------
Employee stock option plans (a)
Year of grant
1992.....................................................       30,000    Cdn $ 8.00 to 10.375
1993.....................................................       57,000    Cdn $ 9.00
1994.....................................................      514,088    Cdn $ 6.75 to 8.00
1995.....................................................      619,504    Cdn $ 9.88
1996.....................................................    1,024,650    Cdn $ 10.90 to 11.90
1997.....................................................    3,821,500    Cdn $ 18.10 to 22.70
1997 Serv-Tech acquisition...............................      400,010    $7.44 to 22.64
1997 Allwaste acquisition................................    1,742,194    $6.55 to 17.80
Issued in conjunction with the acquisition of Philip
  Environmental Corporation (c)..........................      776,386    Cdn $ 7.05 to 8.00
Issued to a director of the Company (b)(c)...............      200,000    Cdn $ 7.35
                                                             ---------
Total outstanding December 31,1997.......................    9,185,332
                                                             =========

(a) The Company has allotted and reserved 10,257,149 common shares under its 1991 and 1997 Employee Stock Option Plans and the Serv-Tech Long Term Incentive Plan, the Serv-Tech Amended and Restated 1989 Incentive Stock Option Plan and the Allwaste Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan and any supplements thereto. Under the stock option plans, options may be granted to purchase common shares of the Company at the then current market price. All options currently expire five to ten years from the date of grant. All the options outstanding were issued at the then current market price.

(b) These options were issued in 1991 at a discount to the then current market price.

(c) These options expire on November 26, 2000.

     SFAS No. 123 "Accounting for Stock Based Compensation", issued in October 1995, defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the exercise period. However, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Statements No. 25 ("APB 25"). The Company has elected to measure compensation costs related to stock options in accordance with ABP 25 and recognizes no compensation expense for stock options granted. Accordingly, the Company has adopted the disclosure only provisions of SFAS No. 123.

     If compensation costs were measured using the fair value of the stock options on the date of grant, during 1995, 1996 and 1997, in accordance with SFAS No. 123, the Company's net earnings would be as follows:

                                           1997                      1996                     1995
                                  -----------------------   ----------------------   ----------------------
                                  AS REPORTED   PROFORMA    AS REPORTED   PROFORMA   AS REPORTED   PROFORMA
                                  -----------   ---------   -----------   --------   -----------   --------
Net earnings....................   $(104,241)   $(109,285)   $(19,973)    $(22,210)    $3,249       $2,328
Basic earnings per share........   $   (1.18)   $   (1.24)   $  (0.40)    $  (0.44)    $ 0.09       $ 0.06
Diluted earnings per share......   $   (1.18)   $   (1.24)   $  (0.40)    $  (0.44)    $ 0.08       $ 0.06

     The weighted average fair value of options granted in 1997, 1996 and 1995 were $1.33, $1.45 and $1.19 respectively. The fair value of each option was determined using the Black-Scholes option valuation model

12. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts) (Continued) with the following assumptions for 1997, 1996 and 1995: (i) risk free interest rate of 5.62, 6.96, and 7.58 percent, respectively, (ii) expected volatility of 46.28, 32.74 and 23.95 percent, respectively, (iii) expected option life ranging from 5 to 10 years and (iv) no annualized dividend yield.

13. CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
Accounts receivable.....................................    $ (77,991)   $(10,633)   $(19,729)
Inventory for resale....................................        8,116     (45,502)    (24,132)
Other...................................................      (24,870)    (17,893)    (12,714)
Accounts payable and accrued liabilities................     (113,439)     43,057      50,149
Income taxes............................................        2,218      (4,168)      5,576
                                                            ---------    --------    --------
Additional working capital provided by changes in
  non-cash working capital..............................    $(205,966)   $(35,139)   $   (850)
                                                            =========    ========    ========

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the years ended December 31, 1997, 1996 and 1995.

                                                                1997        1996       1995
                                                              --------    --------    -------
SUPPLEMENTAL DISCLOSURES:
  Interest paid...........................................    $ 45,632    $ 19,476    $27,469
  Income taxes paid.......................................       4,035       1,119      2,308
NON CASH TRANSACTIONS:
  Common stock issued on acquisitions.....................     602,632      29,571      1,239
  Capital leases and debt obligations for the purchase of
     property and equipment...............................       7,708      13,924      3,623
  Debt and liabilities incurred or assumed in
     acquisitions.........................................      67,064      25,473      4,474
  Debt converted to common stock..........................       2,130     117,720         --
  Common stock issued for property........................       5,084          --         --

14. INCOME TAXES (in thousands)

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities.

     The Company is organized under the laws of Ontario, Canada and it is regarded as a Canadian domestic corporation for the purposes of this note.

     Federal, provincial and foreign income tax provisions (benefits) are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
Canadian -- federal and provincial
  Current.................................................    $    702    $ (5,407)   $(3,029)
  Deferred................................................     (33,741)    (14,759)    (3,511)
                                                              --------    --------    -------
                                                               (33,039)    (20,166)    (6,540)
Foreign
  Current.................................................       6,735       1,159        706
  Deferred................................................     (15,931)       (556)     1,044
                                                              --------    --------    -------
                                                                (9,196)        603      1,750
                                                              --------    --------    -------
                                                              $(42,235)   $(19,563)   $(4,790)
                                                              ========    ========    =======

     The Company's income tax benefit is comprised of the following:

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Income tax expense (benefit)
  based on Canadian Federal
  and Provincial effective
  income tax rates.......................................    $(65,357)   $(17,321)   $ (1,628)
(Increase) decrease in
  income tax benefit resulting from:
  Lower income tax rates in
          the USA and other jurisdictions................      (5,229)     (4,393)     (3,824)
  Manufacturing and processing allowances................       4,232         425         (20)
  Non-deductible expenses for income tax purposes,
     principally
     goodwill and amortization...........................       4,796       2,420       1,970
  Utilization of unrecognized loss carryforwards.........          --          --        (845)
Other non-deductible expenses
  relating to special charges............................      20,353          --          --
Other....................................................      (1,030)       (694)       (443)
                                                             --------    --------    --------
Income tax recovery......................................    $(42,235)   $(19,563)   $ (4,790)
                                                             ========    ========    ========

     The net deferred tax asset consists of the following temporary differences:

                                                                  1997        1996
                                                                --------    --------
Difference in fixed assets and goodwill basis...............    $ 65,829    $ 44,528
Net operating loss carryforwards............................     (94,733)    (59,134)
Accruals not yet deductible.................................     (44,630)        423
Other.......................................................         562       1,958
                                                                --------    --------
Net deferred tax asset......................................    $(72,972)   $(12,225)
                                                                ========    ========

     The net operating loss carryforwards expire between the years 2001 and 2012. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets and therefore, has recorded no valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     Deferred income tax expense (benefit) results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, and the deferral of loss carryforwards for tax purposes. The sources of these temporary differences and related tax effects are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Depreciation and amortization............................    $(18,211)   $  2,005    $  3,113
Accruals and reserves not deductible until paid..........      (1,085)         --       1,183
Deferred revenue.........................................       3,151          --          --
Losses carried forward...................................     (31,796)    (14,628)    (15,117)
Other, net...............................................      (1,731)     (2,692)      8,354
                                                             --------    --------    --------
Total deferred income tax benefit........................    $(49,672)   $(15,315)   $ (2,467)
                                                             ========    ========    ========

15. COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                              1997         1996        1995
                                                            ---------    --------    --------
Net earnings (loss) for the period -- basic and
  diluted...............................................    $(104,241)   $(19,973)   $  3,249
                                                            =========    ========    ========
Number of common shares outstanding.....................      131,058      69,877      37,454
Effect of using weighted average number of common shares
  outstanding...........................................      (42,867)    (19,804)       (112)
                                                            ---------    --------    --------
Basic weighted average number of commons shares
  outstanding...........................................       88,191      50,073      37,342
Effect from conversion of common stock equivalents......           --          --       4,666
                                                            ---------    --------    --------
Diluted weighted average number of common shares
  outstanding...........................................       88,191      50,073      42,008
                                                            =========    ========    ========

16. INTEREST CAPITALIZATION (in thousands)

     During the years ended December 31, 1997, 1996 and 1995 the Company included $699, $2,219 and $1,778 respectively of financing costs as part of the cost of assets under development.

17. RELATED PARTIES (in thousands)

(a) The following transactions were recorded with the directors and officers of the Company:

                                                               1997        1996        1995
                                                             --------    --------    --------
Advances from (repayments to) directors..................    $   (826)   $ (2,894)   $(13,341)
                                                             --------    --------    --------
Interest paid to directors...............................    $     21    $    196    $  1,378
                                                             --------    --------    --------
Services acquired from a company controlled by an officer
  and director...........................................    $  2,387    $    839          --
                                                             --------    --------    --------
Property purchased from a company partially owned by a
  director...............................................    $  5,084          --          --
                                                             --------    --------    --------
Unsecured advances to an officer and director -- net.....          --    $    (38)   $    (36)
                                                             --------    --------    --------

(b) Loans from related parties consist of:

                                                               1997      1996
                                                              -------   -------
Note payable to the former owner of an acquired company who
  is a director of the Company..............................  $    --   $   826
Less current maturities of loans............................       --       826
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

(c) An amount due from an officer and a director at December 31, 1997 of $515 has been included in other current assets. The loan is unsecured, non-interest bearing and payable on demand. The amount outstanding at December 31, 1996 of $538 was included, in other long-term assets.

18. CONTINGENCIES (in thousands except per share amounts)

(a) On November 20, 1997, SK Parent Corp., a corporation equally owned by the Company, affiliates of Apollo Management, LP and affiliates of The Blackstone Group entered into a merger agreement to acquire Safety-Kleen Corp. ("Safety-Kleen") pursuant to which Safety-Kleen shareholders would receive $27 per share. Subsequent to the year-end, a meeting of the shareholders of Safety-Kleen to consider the approval of the merger was held. At the meeting, the necessary two-thirds ( 2/3) approval from Safety-Kleen shareholders was not obtained and the merger agreement was terminated.

(b) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on it's financial condition or results of operations since its business is based on compliance with environmental laws and regulations.

     Certain of the Company's facilities are contaminated as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $59,967 (1996 -- $19,455).

     As well, certain subsidiaries acquired by the Company have been named as a potentially responsible or liable party in connection with sites listed on the Superfund National Priority List ("NPL") In the majority of situations the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has estimated its liability to remediate these sites to be $5,086 (1996 -- $419).

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                                     1997       1996
                                                                    -------    -------
    Accrued liabilities.........................................    $ 5,415    $ 1,026
    Accrued environmental costs (Note 11).......................     59,638     18,848
                                                                    -------    -------
                                                                    $65,053    $19,874
                                                                    =======    =======

(c) As of March 4, 1998, the Company is aware of sixteen separate class actions which have been filed against it and various directors and officers. Each action alleges that Philip's financial disclosures in relation to 1997 contained material misstatements or omissions in violation of US federal securities laws

     (provisions of the Securities Act of 1933 and of the Securities and Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common stock. The Company has conducted a review of the claims and has determined that it is premature to express an opinion in respect of the claims. The Company intends to vigorously defend all claims.

(d) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability if any.

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (in thousands)

     The carrying value of long-term debt is estimated to approximate fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The Company's fair value obligation for all interest rate derivative contracts disclosed in Note 10 to the Consolidated Financial Statements as of December 31, 1997 and December 31, 1996 approximate the face value due to the short-term nature of these instruments.

20. COMMITMENTS (in thousands)

     Future rental payments required under operating leases for premises and equipment are as follows:

1998........................................................     $22,844
1999........................................................      18,193
2000........................................................      18,182
2001........................................................      12,406
2002 and thereafter.........................................      11,003

     Letters of credit issued in relation to various supply contracts and third party insurance policies amounted to $58,960 as at December 31, 1997 (1996 -- $13,432).

21. SEGMENTED INFORMATION (in thousands)

     The Company operates in one business segment but has a significant component of US based revenues and earnings. The geographic segmentation of the Company's business is as follows:

                                                                  INCOME (LOSS) FROM
                                                     REVENUE          OPERATIONS        TOTAL ASSETS
                                                    ----------    ------------------    ------------
1997
United States...................................    $1,209,783    $       (11,318)       $2,129,532
Canada..........................................       442,663           (107,027)          602,548
Europe..........................................        98,484              4,348            87,346
1996
United States...................................       230,430              4,110           408,317
Canada..........................................       301,914            (30,123)          545,444
Europe..........................................            --                 --                --
1995
United States...................................       155,523             20,376           217,850
Canada..........................................       307,721             (8,093)          513,384
Europe..........................................            --                 --                --

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has reviewed its definition of segments under the new standard and has determined that in the future, it will report two business segments, Industrial Services and Metals Services. The Industrial Services segment provides on-site industrial services, by-products recovery, environmental services and utilities management. The Metals Services segment has three primary business operations: ferrous, copper and aluminum processing and recycling. Segmentation of the business is as follows:

                                   1997                       1996                      1995
                         ------------------------    ----------------------    ----------------------
                         INDUSTRIAL      METALS      INDUSTRIAL     METALS     INDUSTRIAL     METALS
                          SERVICES      SERVICES      SERVICES     SERVICES     SERVICES     SERVICES
                         ----------    ----------    ----------    --------    ----------    --------
Revenues.............    $  637,448    $1,113,482     $256,627     $275,717     $247,378     $215,866
Income (loss) from
  operations.........       (50,606)      (48,083)       6,591      (16,803)      25,315          152
Total assets.........     1,934,924     1,498,364      402,976      434,091      344,472      155,081
Depreciation and
  amortization.......        34,745        15,650       14,401        2,019       11,760          834
Capital
  expenditures.......        20,417        27,866       16,601        5,869       14,471        4,034

     The following is a reconciliation of income from operations by business segments to the Company's consolidated income from operations.

                                                              1997         1996        1995
                                                            ---------    --------    --------
INCOME FROM OPERATIONS:
Industrial Services.....................................    $ (50,606)   $  6,591    $ 25,315
Metals Services.........................................      (48,083)    (16,803)        152
Corporate selling, general and administrative expense...      (15,308)    (15,801)    (13,184)
                                                            ---------    --------    --------
                                                            $(113,997)   $(26,013)   $ 12,283
                                                            =========    ========    ========

22. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands except per share amounts)

     The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 1997 and 1996, with the municipal and commercial solid waste operations, which were sold in August 1996 shown as discontinued operations. The quarterly financial statements have been restated as a result of the special and non-recurring charges described in Note 3.

                                                   FIRST         SECOND        THIRD         FOURTH
                                                  QUARTER       QUARTER       QUARTER       QUARTER
                                                 ----------    ----------    ----------    ----------
                                                 (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
1997
Revenue......................................     $269,601      $353,757      $506,780     $ 620,792
Income from operations.......................       10,825        16,622        39,374      (180,818)
Earnings (loss) from continuing operations...        6,388         7,486        19,463      (137,578)
Discontinued operations......................           --            --            --            --
                                                  --------      --------      --------     ---------
Net earnings (loss)..........................        6,388         7,486        19,463      (137,578)
                                                  ========      ========      ========     =========
Basic earnings per share
  Continuing.................................     $   0.09      $   0.11      $   0.21     $   (1.16)
  Discontinued...............................           --            --            --            --
                                                  --------      --------      --------     ---------
                                                  $   0.09      $   0.11      $   0.21     $   (1.16)
                                                  ========      ========      ========     =========
Diluted earnings per share
  Continuing.................................     $   0.09      $   0.10      $   0.21     $   (1.16)
  Discontinued...............................           --            --            --            --
                                                  --------      --------      --------     ---------
                                                  $   0.09      $   0.10      $   0.21     $   (1.16)
                                                  ========      ========      ========     =========
1996
Revenue......................................     $113,376      $123,130      $145,153     $ 150,685
Income from operations.......................        1,304          (992)       11,541       (37,866)
Earnings (loss) from continuing operations...       (1,366)       (2,224)        7,455       (23,122)
Discontinued operations......................          463         4,835        (6,014)           --
                                                  --------      --------      --------     ---------
Net earnings (loss)..........................         (903)        2,611         1,441       (23,122)
                                                  ========      ========      ========     =========
Basic earnings per share
  Continuing.................................     $  (0.03)     $  (0.05)     $   0.14     $   (0.35)
  Discontinued...............................         0.01          0.11         (0.11)           --
                                                  --------      --------      --------     ---------
                                                  $  (0.02)     $   0.06      $   0.03     $   (0.35)
                                                  ========      ========      ========     =========
Diluted earnings per share
  Continuing.................................     $  (0.03)     $  (0.05)     $   0.14     $   (0.35)
  Discontinued...............................         0.01          0.11         (0.11)           --
                                                  --------      --------      --------     ---------
                                                  $  (0.02)     $   0.06      $   0.03     $   (0.35)
                                                  ========      ========      ========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under "Management" in the Proxy Statement to be filed within 120 days of the end of the Company's fiscal year relating to the Annual General and Special Meeting of Shareholders to be held in June, 1998 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under "Executive Compensation" in the Proxy Statement to be filed within 120 days of the end of the Company's fiscal year relating to the Annual General and Special Meeting of Shareholders to be held in June, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under "Management -- Stock Ownership of Directors and Executive Officers" and "-- Stock Ownership of Certain Beneficial Owners" in the Proxy Statement to be filed within 120 days of the end of the Company's fiscal year relating to the Annual General and Special Meeting of Shareholders to be held in June, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under "Certain Relationships and Related Transactions" in the Proxy Statement to be filed within 120 days of the end of the Company's fiscal year relating to the Annual General and Special Meeting of Shareholders to be held in June, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)1.  LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are filed as part of this Form 10-K.

                        REPORT NAME                           PAGE NO.
                        -----------                           --------
Report of Deloitte & Touche, Independent Auditors...........        28
Consolidated Balance Sheets for the fiscal years ended
  December 31, 1997 and 1996................................        29
Consolidated Statements of Earnings for the fiscal years
  ended December 31, 1997, 1996 and 1995....................        30
Consolidated Statements of Retained Earnings (Deficit) for
  the fiscal years ended December 31, 1997, 1996 and 1995...        30
Consolidated Statements of Cash Flow for the fiscal years
  ended December 31, 1997, 1996 and 1995....................        31
Notes to the Consolidated Financial Statements..............        32

ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULE

     The Financial Statement Schedule appears on page 56 of this Form 10-K.

ITEM 14(A)3.  LIST OF EXHIBITS

EXHIBIT
NUMBER    NOTES                           DESCRIPTION
-------   -----                           -----------
   3.1            Articles of Amalgamation of Lincoln Waste Management Inc.
                  (previous name of the Registrant) dated April 15, 1991
   3.2            Articles of Amendment of the Registrant dated June 26, 1991
   3.3            Articles of Amendment of the Registrant dated July 10, 991
   3.4            Articles of Amendment of the Registrant dated May 22, 1997
   3.5            Bylaws of Lincoln Waste Management Inc. (previous name of
                  the Registrant) dated August 16, 1990
   4.1            Indenture dated as of June 1, 1989, 7% Convertible
                  Subordinated Debentures due 2014 between Allwaste, Inc. and
                  Texas Commerce Trust Company of New York
   4.2            Specimen of Common Stock Certificate
  10.1            1991 Stock Option Plan
  10.2            1997 Amended and Restated Stock Option Plan
  10.3            Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
                  (previous name of Registrant) and Montreal Trust Company of
                  Canada
  10.4+           Credit Agreement dated as of August 11, 1997 among Philip
                  Services Corp., Philip Environmental (Delaware), Inc.,
                  Canadian Imperial Bank of Commerce, Bankers Trust Company,
                  Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
                  Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
  10.5            Amending Agreement No. 1 to the Credit Agreement dated as of
                  August 11, 1997 among Philip Services Corp., Philip Services
                  (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
  10.6            Amending Agreement No. 2 to the Credit Agreement dated as of
                  August 11, 1997 among Philip Services Corp., Philip Services
                  (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
  21              Subsidiaries of the Registrant
  27              Financial Data Schedule

---------------

+ incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1
 (Registration Statement No. 333-36549)

ITEM 14(B).

     Form 8-K dated August 15, 1997 relating to the acquisitions of Allwaste, Inc. and Serv-Tech, Inc.

     Form 8-K dated September 8, 1997 relating to its quarterly report for the six month period ended June 30, 1997.

     Form 8-K dated September 29, 1997 relating to the issuance of Common Shares to A-C-I Holdings, Inc. pursuant to Regulation S.

     Form 8-K dated October 27, 1997 relating to the acquisition of the assets of Luria Bros.

     Form 8-K/A dated December 24, 1997 amending the October 27, 1997 8-K relating to the Luria Bros. acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 1998                      PHILIP SERVICES CORP.

                                          By:      /s/ ALLEN FRACASSI
                                                       Allen Fracassi
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 SIGNATURES                                   TITLE                       DATE
                 ----------                                   -----                       ----
             /s/ ALLEN FRACASSI                    President, Chief Executive        March 31, 1998
--------------------------------------------       Office
               Allen Fracassi

            /s/ MARVIN BOUGHTON                    Chief Financial Officer and       March 31, 1998
--------------------------------------------       Chief Accounting Officer
              Marvin Boughton

             /s/ HOWARD L. BECK                    Chairman and Director             March 31, 1998
--------------------------------------------
               Howard L. Beck

               /s/ ROY CAIRNS                      Director                          March 31, 1998
--------------------------------------------
                 Roy Cairns

            /s/ PHILIP FRACASSI                    Director                          March 31, 1998
--------------------------------------------
              Philip Fracassi

             /s/ NORMAN FOSTER                     Director                          March 31, 1998
--------------------------------------------
               Norman Foster

           /s/ WILLIAM E. HAYNES                   Director                          March 31, 1998
--------------------------------------------
             William E. Haynes

            /s/ ROBERT L. KNAUSS                   Director                          March 31, 1998
--------------------------------------------
              Robert L. Knauss

              /s/ FELIX PARDO                      Director                          March 31, 1998
--------------------------------------------
                Felix Pardo

             /s/ DERRICK ROLFE                     Director                          March 31, 1998
--------------------------------------------
               Derrick Rolfe

            /s/ HERMAN TURKSTRA                    Director                          March 31, 1998
--------------------------------------------
              Herman Turkstra

                             PHILIP SERVICES CORP.

VALUATION AND QUALIFYING ACCOUNTS                                    SCHEDULE II

             COLUMN A                 COLUMN B       COLUMN C -- ADDITIONS        COLUMN D        COLUMN E
             --------               ------------   -------------------------   --------------   ------------
                                      BALANCE,     CHARGED TO    CHARGED TO
                                    BEGINNING OF   COSTS AND       OTHER                        BALANCE, END
           DESCRIPTION                 PERIOD       EXPENSES    ACCOUNTS (1)   DEDUCTIONS (2)    OF PERIOD
           -----------              ------------   ----------   ------------   --------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1997.................   (5,906,845)   (8,235,581)  (13,652,894)     6,358,894      (22,436,901)
December 31, 1996.................   (4,057,582)   (1,947,220)     (728,809)       826,767       (5,906,845)
December 31, 1995.................   (3,548,511)   (1,369,863)           --        860,792       (4,057,582)

---------------

(1) Opening balances in companies acquired in the year

(2) Write-off of uncollectible accounts

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Articles of Amalgamation of Lincoln Waste Management Inc.
              (previous name of the Registrant) dated April 15, 1991......
    3.2       Articles of Amendment of the Registrant dated June 26,
              1991........................................................
    3.3       Articles of Amendment of the Registrant dated July 10,
              1991........................................................
    3.4       Articles of Amendment of the Registrant dated May 22,
              1997........................................................
    3.5       Bylaws of Lincoln Waste Management Inc. (previous name of
              the Registrant) dated August 16, 1990.......................
    4.1       Indenture dated as of June 1, 1989, 7% Convertible
              Subordinated Debentures due 2014 between Allwaste, Inc. and
              Texas Commerce Trust Company of New York....................
    4.2       Specimen of Common Stock Certificate........................
   10.1       1991 Stock Option Plan......................................
   10.2       1997 Amended and Restated Stock Option Plan.................
   10.3       Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
              (previous name of Registrant) and Montreal Trust Company of
              Canada......................................................
   10.4+      Credit Agreement dated as of August 11, 1997 among Philip
              Services Corp., Philip Environmental (Delaware), Inc.,
              Canadian Imperial Bank of Commerce, Bankers Trust Company,
              Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
              Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders.....
   10.5       Amending Agreement No. 1 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997......................................
   10.6       Amending Agreement No. 2 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998.....................................
   21         Subsidiaries of the Registrant..............................
   27         Financial Data Schedule.....................................

---------------

+ incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1
 (Registration Statement No. 333-36549)