Form 10-K405/A
period 1997-12-31
PHILIP SERVICES CORP
filed 1998-04-30
CIK 894076

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                         Commission file number 0-20854

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Shares on the New York Stock Exchange on April 28, 1998, was approximately $991,777,982 (assumes officers, directors and all shareholders beneficially owning 5% or more of the outstanding Common Shares are affiliates).

     The number of Common Shares of the Registrant outstanding on April 28, 1998 was 131,144,196.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                                EXPLANATORY NOTE

     This Amendment on Form 10-K/A to the Annual Report on Form 10-K of Philip Services Corp. ("Philip" or the "Company") for the year ended December 31, 1997 is filed solely to include Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions), not previously included in the Form 10-K, as permitted by General Instruction G(3) of Form 10-K. As previously noted in the Company's Report on Form 8-K dated April 24, 1998, the Company proposes to file a further amendment to this Form 10-K with respect to the financial statements contained therein.

                                     INDEX
                                 TO FORM 10-K/A

10-K/A PART AND ITEM NO.                                                PAGE NO.
------------------------                                                --------

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..........        1
Item 11.   Executive Compensation......................................        3
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................        6
Item 13.   Certain Relationships and Related Transactions..............        7

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The name, age and position of each of the directors and executive officers of the Company as of the date hereof, are as follows:

       NAME AND MUNICIPALITY OF RESIDENCE         AGE                POSITION WITH PHILIP
       ----------------------------------         ---                --------------------
ALLEN FRACASSI..................................  45     President, Chief Executive Officer and
Ancaster, Ontario                                        Director
PHILIP FRACASSI.................................  38     President, Metals Services Group and Director
Ancaster, Ontario
HOWARD L. BECK..................................  65     Chairman and Director
Toronto, Ontario
ROY CAIRNS......................................  73     Director
St. Catharines, Ontario
NORMAN FOSTER...................................  60     Director
Bloomfield Hills, Michigan
WILLIAM E. HAYNES...............................  54     Director
Houston, Texas
ROBERT L. KNAUSS................................  67     Director
Houston, Texas
FELIX PARDO.....................................  60     Chief Operating Officer and Director
Cambridge, Massachusetts
DERRICK ROLFE...................................  43     Director
Toronto, Ontario
HERMAN TURKSTRA.................................  64     Director
Hamilton, Ontario
MARVIN BOUGHTON.................................  58     Executive Vice-President and Chief Financial
Burlington, Ontario                                      Officer
ROBERT M. CHISTE................................  50     Executive Vice-President
Houston, Texas
PETER CHODOS....................................  46     Executive Vice-President, Corporate
Toronto, Ontario                                         Development
ANTONIO PINGUE..................................  48     Executive Vice-President, Corporate &
Niagara Falls, Ontario                                   Government Affairs
COLIN SOULE.....................................  42     Executive Vice-President, General Counsel and
Toronto, Ontario                                         Corporate Secretary
JOHN WOODCROFT..................................  39     President, Industrial Services Group
Dundas, Ontario

     MR. ALLEN FRACASSI has been the President, Chief Executive Officer and a director of Philip since December 1990. Allen Fracassi and Philip Fracassi, the founders of the Company, are brothers.

     MR. PHILIP FRACASSI has been a director of Philip since December 1990. Mr. Fracassi was appointed President, Metals Services Group effective March 5, 1998 and previously, was Executive Vice-President and Chief Operating Officer from December, 1990. Philip Fracassi and Allen Fracassi, the founders of the Company, are brothers.

     MR. BECK was appointed Chairman of Philip on March 9, 1994 and has been a director of Philip since December 1990. From 1991 to 1993, he was Vice-Chairman of Barrick Gold Corporation (formerly American Barrick Gold Corporation), an integrated gold mining company, and of The Horsham Corporation, a holding company. Mr. Beck is on the board of directors of the following companies:
Premdor Inc. since April, 1990; Barrick Gold Corporation since July, 1984; Canadian Marconi Company since August, 1996, Citibank Canada since November, 1985; Namibian Minerals Corporation since June, 1996; TrizecHahn Corporation since August, 1996 and Wescam Inc. since October, 1995.

     MR. CAIRNS has been a director of Philip since December 1990. Mr. Cairns has been counsel to, and was previously a partner with, Chown, Cairns, a law firm.

     MR. FOSTER has been a director of Philip since January 1994. Mr. Foster was the President, By-Products Recovery Group, of Philip from February 1996 to July 1997. Mr. Foster was President and Chief Executive Officer of Nortru, Inc. from prior to 1991 to July 1997 and President and Chief Executive Officer of Burlington Environmental Inc. from December 1993 to July 1997.

     MR. HAYNES has been a director of Philip since August 6, 1997, and until July 31, 1997 was a director of Allwaste, Inc. from June 1996. He is the Chairman, President and Chief Executive Officer and director of Innovative Valve Technologies, Inc., a publicly traded industrial valve repair and distribution company in which Philip owns a minority equity interest. He served as the President and Chief Executive Officer of LYONDELL-CITGO Refining Company Ltd. from July 1992 to December 1995.

     MR. KNAUSS has been a director of Philip since August 6, 1997, and until July 31, 1997 was a director of Allwaste, Inc. from March 1988. He is the President and Chief Executive Officer of Baltic International U.S.A., Inc., an aviation investment company, and a director of the Mexico Fund, Inc., an investment fund based in Mexico City, and Equus II, Inc., an investment fund based in Houston, Texas. Mr. Knauss served for twelve years as the Dean and Distinguished University Professor at the University of Houston Law Center.

     MR. PARDO has been a director of Philip since March 1994 and the Chief Operating Officer since March 5, 1998. From May 1993 to March 1998, Mr. Pardo was the President and Chief Executive Officer of Ruhr-American Coal Corporation. From 1992, Mr. Pardo was Chairman of Newalta Corporation, an oil field waste management company and a partner and director of Quorum Funding, an investment company.

     MR. ROLFE has been a director of Philip since January 1991. Since 1992, Mr. Rolfe has been the President and Chief Executive Officer of RM Capital Corporation, an investment company. Mr. Rolfe is also a director of Consolidated Envirowaste Inc., an organic waste processing company.

     MR. TURKSTRA has been a director of Philip since September, 1996 and has been a member of Turkstra, Mazza, Shinehoft, Mihailovich, Associates, a law firm, since 1959.

     MR. BOUGHTON has been the Executive Vice-President and Chief Financial Officer of Philip since January 1994 and May 1992, respectively. He was Vice-President, Finance of Philip from September 1991 to December 1993.

     MR. CHISTE was appointed Executive Vice-President on March 5, 1998. From August 1997 to March 1998, he was President of the Company's Industrial Services Group. Prior to that he was President and Chief Executive Officer of Allwaste, Inc. from 1994. Prior to that he was Chief Executive Officer of American National Power, Inc., a successor to Transco Energy Company focused on the power generation business in North and South America, from 1984 to 1986. Mr. Chiste is a director of Franklin Credit Management Corp., a financial services company and a director of Innovative Valve Technologies, Inc.

     MR. CHODOS has been Executive Vice-President, Corporate Development, of Philip since June 1996. Prior to that, he was a Vice President and Director of BZW Canada, an investment bank, from May 1992 to June 1996 and was a Managing Partner of Loewen, Ondaatje, McCutcheon & Company Limited, an investment bank, from May 1983 to April 1992. Mr. Chodos is a director of Enscor Inc.

     MR. PINGUE has been Executive Vice-President, Corporate and Regulatory Affairs since May 1997. Prior to that he was Senior Vice-President, Corporate & Government Affairs, of Philip from March 1995. Prior to that, he was Senior-Vice President, Environmental Services and Regulatory Affairs of the Company from January 1994, and was Vice-President, Environmental and Regulatory Affairs, of the Company from 1991 to December 1993.

     MR. SOULE has been the General Counsel of Philip since October 1991, was appointed Corporate Secretary of Philip in January 1992, was appointed Senior Vice-President of Philip in May 1994 and Executive Vice-President of Philip in May 1997.

     MR. WOODCROFT was the Executive Vice-President, Operations from May 1997 to his appointment as President, Industrial Services Group effective March 5, 1998. Prior to that he was Senior Vice President, Operations, of Philip from January 1994 and was Vice-President, Acquisitions and Development, of Philip from May 1991 to December 1993.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, and its rules and regulations thereunder require the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of those reports are to be furnished to the Company. Based solely on its review of copies of the reports received by it, or written representations from certain reporting persons, the Company believes that during 1997 all such filing requirements were satisfied on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below sets forth the compensation in respect of each of the last three fiscal years earned by the President and Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"). All dollar amounts stated below are expressed in U.S. dollars, except where otherwise indicated.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                ------------------------------------------   ------------------------------
                                                                OTHER         SECURITIES
                                                               ANNUAL         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY     BONUS    COMPENSATION(1)   OPTIONS/SARS   COMPENSATION(3)
---------------------------     ----   -------   -------   ---------------   ------------   ---------------
                                         ($)       ($)           ($)             (#)              ($)
ALLEN FRACASSI................  1997   559,910        --      19,438(2)        400,000           4,724
President and Chief Executive   1996   365,043   584,070      32,590(2)         75,000           3,468
Officer                         1995   366,166   406,078      45,517(2)             --           5,126
PHILIP FRACASSI...............  1997   419,933        --             --        300,000           4,724
President, Metals Services      1996   292,035   438,052             --         75,000           4,289
Group                           1995   292,933   313,713             --             --           5,309
JOHN WOODCROFT................  1997   349,944        --             --        250,000           4,724
President, Industrial Services  1996   200,774   328,539             --         60,000           5,019
Group                           1995   164,775    98,865             --         30,000           4,943
ROBERT WAXMAN(4)..............  1997   279,955        --             --        250,000           4,724
President                       1996   244,579   244,579             --         50,000           7,351
Metals Services Group           1995   183,083   205,053             --         30,000           5,561
MARVIN BOUGHTON...............  1997   244,961        --             --        250,000           4,724
Executive Vice President and    1996   193,473   255,530             --         60,000           4,499
Chief Financial Officer         1995   194,068    97,034             --         30,000           5,282

---------------

NOTES:

(1) Except as noted, perquisites and other personal benefits do not exceed the lesser of $50,000 and 10% of the total annual salary and bonus for the Named Executive Officers.

(2) Represents imputed interest benefit on housing loan.

(3) Represents Company's contribution to retirement savings plan or registered pension plan.

(4) Robert Waxman resigned from the position of President, Metals Services Group on January 5, 1998.

(5) Robert Chiste, Executive Vice President of Philip, had a total annualized salary and bonus for 1997 equal to $775,315, plus was paid change in control payments upon the acquisition of Allwaste, Inc. by Philip, however Mr. Chiste commenced employment with Philip effective August 1, 1997 and therefore is not included as a Named Executive Officer during 1997.

(6) All amounts have been converted to U.S. dollars based upon the exchange rates for Canadian dollars per $1.00 on December 31, 1997, December 31, 1996 and December 31, 1995 of $1.4288, $1.3697, and $1.3655, respectively.

STOCK OPTIONS

     The table below sets forth the options granted to the Named Executive Officers under the Company's stock option plans during the fiscal year ended December 31, 1997.

                                                          % OF TOTAL
                                      NUMBER OF         OPTIONS GRANTED
                                SECURITIES UNDERLYING   TO EMPLOYEES IN     EXERCISE OR       GRANT DATE
             NAME                OPTIONS GRANTED(1)     FISCAL YEAR(2)      BASE PRICE           VALUE        EXPIRATION DATE
             ----               ---------------------   ---------------   ---------------   ---------------   ---------------
                                                  (#)                     (CDN$/SECURITY)   (CDN$/SECURITY)
ALLEN FRACASSI................         400,000               10.5%             18.10             18.10          May 9, 2007
PHILIP FRACASSI...............         300,000                  8%             18.10             18.10          May 9, 2007
JOHN WOODCROFT................         250,000                6.5%             18.10             18.10          May 9, 2007
ROBERT WAXMAN.................         250,000                6.5%             18.10             18.10          May 9, 2007
MARVIN BOUGHTON...............         250,000                6.5%             18.10             18.10          May 9, 2007

---------------

NOTES:

(1) The Company's employee stock option plans provide for the granting of stock options to purchase Common Shares of the Company to employees and directors of the Company at the discretion of the Board of Directors. All options are subject to certain conditions of service and the provision of a non-competition agreement. Options granted to the Named Executive Officers in fiscal 1997 vest in equal monthly amounts over 36 months from the date they were granted.

(2) A total of 3,821,500 options were granted under the Company's employee stock option plans during the fiscal year ending December 31, 1997.

     The table below sets forth each exercise of options during the fiscal year ended December 31, 1997 by the Named Executive Officers.

                                                               NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                 SECURITIES     AGGREGATE     UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                  ACQUIRED        VALUE             OPTIONS AT              DECEMBER 31, 1997
             NAME                ON EXERCISE   REALIZED(3)       DECEMBER 31, 1997             (CDN $)(4)
             ----                -----------   -----------   -------------------------   -----------------------
                                                             EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                                                                   (#)                 (CDN $)
ALLEN FRACASSI(1).............         --             --          121,111/363,889          2,506,998/7,532,502
PHILIP FRACASSI(2)............         --             --          101,666/283,334          2,104,486/5,865,014
JOHN WOODCROFT................     30,000        254,759          108,611/241,389          2,248,248/4,996,752
ROBERT WAXMAN.................         --             --           94,166/235,834          1,949,236/4,881,764
MARVIN BOUGHTON...............     21,000        163,874          127,611/241,389          2,641,548/4,996,752

---------------

NOTES:

(1) Allen Fracassi holds an additional 389,031 exercisable options to acquire Common Shares which were granted to him in connection with his sale to the Company in 1990 of his interest in Philip Environmental Company.

(2) Philip Fracassi holds an additional 387,355 exercisable options to acquire Common Shares which were granted to him in connection with his sale to the Company in 1990 of his interest in Philip Environmental Company.

(3) All amounts have been converted to U.S. dollars based upon the exchange rate of Canadian dollars per $1.00 of $1.4288 on December 31, 1997.

(4) The closing price of the Company's Common Shares on The Toronto Stock Exchange on December 31, 1997 was Cdn20.70.

COMPENSATION OF DIRECTORS

     Each director of the Company who is not a salaried officer or employee of the Company is paid an annual fee of Cdn$25,000 and a fee of Cdn$1,000 per meeting (including committee meetings) attended, and each director, when first appointed to the Board of Directors, receives a one time award of 20,000 options to acquire Common Shares of the Company. In addition, during 1997, a one time grant of 20,000 options to acquire Common Shares was granted to each non-employee Director. The options are granted at an exercise price equal to the closing price of the Common Shares on The Toronto Stock Exchange on the last trading day preceding the date of the grant and vest over a period of three years from the date of the grant. For acting as Chairman of the Board of Directors, Howard L. Beck was paid a fee of Cdn$150,000 during 1997.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of the Named Executive Officers. The agreements set forth the benefits to which a Named Executive Officer would be entitled in the event of termination without cause before or after an event which gives rise to a change of control of the Company or in the event of a change in the executive's responsibilities, title, authority or compensation after an event which gives rise to a change of control of the Company. In the event of termination without cause prior to a change of control, a Named Executive Officer would be entitled to a severance payment equal to two times his base salary plus two times the annual average bonus and cash value of benefits earned by the Named Executive Officer in the previous two years. In the event of termination without cause after a change of control or in the event of a change in the Named Executive Officer's\ responsibilities, title, authority or compensation within two years of a change in control, a Named Executive Officer would be entitled to a severance payment equal to three times his base salary plus three times the annual average of the bonus and cash value of benefits earned by the Named Executive Officer in the previous two years. In addition, stock options granted to the Named Executive Officer will fully vest on termination and will remain exercisable until the expiry of the original term of such options.

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

     The Company provides insurance for the benefit of directors and officers of the Company against liability incurred by, arising from or against them for certain of their acts, errors or omissions. These policies provide maximum coverage in any one policy year of an aggregate of $100,000,000 subject to a $500,000 deductible. In the last completed fiscal year the total premium for directors' and officers' liability insurance was $571,850. The premiums for the policy are not allocated between directors and officers as separate groups.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of April 30, 1998 by (i) each director of the Company, (ii) the executive officers of the Company, and (iii) all current directors and executive officers of the Company as a group.

                                                             NUMBER OF SHARES     PERCENTAGE OF SHARES
          DIRECTORS AND EXECUTIVE OFFICERS(1)(2)            BENEFICIALLY OWNED     BENEFICIALLY OWNED
          --------------------------------------            ------------------    --------------------
Allen Fracassi(3).........................................       2,440,963                  2%
Philip Fracassi(4)........................................       2,094,485                1.6%
Howard L. Beck(5).........................................         427,222                  *
Roy Cairns(6).............................................         927,222                  *
Norman Foster(7)..........................................         271,088                  *
William E. Haynes(8)......................................           2,156                  *
Robert L. Knauss(9).......................................          49,505                  *
Felix Pardo(10)...........................................         192,888                  *
Derrick Rolfe(11).........................................          27,222                  *
Herman Turkstra(12).......................................          35,215                  *
Marvin Boughton(13).......................................         185,278                  *
Robert M. Chiste(14)......................................         567,114                  *
Peter Chodos(15)..........................................         137,501                  *
Antonio Pingue(16)........................................         195,278                  *
Colin Soule(17)...........................................         160,278                  *
John Woodcroft(18)........................................         165,278                  *
All Directors and Executive Officers as a Group (16
  persons)................................................       7,878,693                  6%

---------------

* Indicates less than 1.0%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 30, 1998, whether pursuant to the exercise of options, conversion of securities or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options to purchase Common Shares that are held by such person and which are exercisable within 60 days of April 30, 1998 have been exercised. Unless otherwise noted in the footnotes below, the Company believes all persons named in the table have sole voting power and investment power with respect to all Common Shares beneficially owned by them. Options to acquire Common Shares which vest after 60 days after April 30, 1998 are indicated separately in the notes that follow.

(2) The address of each of the directors and executive officers is 100 King Street West, P.O. Box 2440 LCD1, Hamilton, Ontario, Canada L8N 4J6.

(3) Includes 589,308 Common Shares issuable upon the exercise of employee stock options. Does not include 284,723 Common Shares subject to options which are not exercisable within 60 days.

(4) Includes 551,521 Common Shares issuable upon the exercise of employee stock options. Does not include 220,834 Common Shares subject to options which are not exercisable within 60 days.

(5) Includes 427,222 Common Shares issuable upon the exercise of employee stock options. Does not include 12,778 Common Shares subject to options which are not exercisable within 60 days.

(6) Includes 27,222 Common Shares issuable upon the exercise of employee stock options. Does not include 12,778 Common Shares subject to options which are not exercisable within 60 days.

(7) Includes 100,000 Common Shares issuable upon the exercise of employee stock options.

(8) Does not include 20,000 Common Shares subject to options which are not exercisable within 60 days.

(9) Includes 39,712 Common Shares issuable upon the exercise of employee stock options. Does not include 20,000 Common Shares subject to options which are not exercisable within 60 days.

(10) Includes 188,888 Common Shares issuable upon the exercise of employee stock options. Does not include 346,112 Common Shares subject to options which are not exercisable within 60 days.

(11) Includes 27,222 Common Shares issuable upon the exercise of employee stock options. Does not include 12,778 Common Shares subject to options which are not exercisable within 60 days.

(12) Includes 18,889 Common Shares issuable upon the exercise of employee stock options. Does not include 21,111 Common Shares subject to options which are not exercisable within 60 days.

(13) Includes 184,278 Common Shares issuable upon the exercise of employee stock options. Does not include 184,722 Common Shares subject to options which are not exercisable within 60 days.

(14) Includes 411,554 Common Shares issuable upon the exercise of employee stock options. Does not include 237,184 Common Shares subject to options which are not exercisable within 60 days.

(15) Includes 137,501 Common Shares issuable upon the exercise of employee stock options. Does not include 187,499 Common Shares subject to options which are not exercisable within 60 days.

(16) Includes 195,278 Common Shares issuable upon the exercise of employee stock options. Does not include 184,722 Common Shares subject to options which are not exercisable within 60 days.

(17) Includes 160,278 Common Shares issuable upon the exercise of employee stock options. Does not include 184,722 Common Shares subject to options which are not exercisable within 60 days.

(18) Includes 165,278 Common Shares issuable upon the exercise of employee stock options. Does not include 184,722 Common Shares subject to options which are not exercisable within 60 days.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     Based upon publicly available information filed with the Securities and Exchange Commission, no person beneficially owns more than 5% of the outstanding Common Shares as of April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the December 1993 acquisition of Nortru, Inc. ("Nortru") from Norman Foster, a director of the Company, the Company guaranteed a $5,950,000 note payable by a wholly-owned subsidiary of the Company to Mr. Foster. The note, which was unsecured, bore interest at U.S. prime plus 2% and was payable in equal monthly installments of $165,000 plus interest maturing on May 20, 1997. The outstanding balance of the note was paid in full by the Company on May 21, 1997. In addition, in December, 1993, the Company entered into a non-competition and retention agreement with Mr. Foster, pursuant to which the Company agreed to pay Mr. Foster an aggregate of $7 million in consideration for certain non-compete and employment covenants from Mr. Foster. One payment of $1.4 million due under this agreement was paid in January, 1997, another payment of 1.4 million was paid in January, 1998 and the final payment under this agreement is due on December 31, 1998. During 1997, the Company paid $323,520 in rental payments to Mr. Foster or entities which he controls or has an ownership interest for properties utilized by the Company in the operation of its business.

     In 1997, a wholly-owned subsidiary of the Company purchased real property adjacent to its Taro landfill, located in Stoney Creek, Ontario for a purchase price of $5.08 million from AIC Holdings Inc., a company in which Roy Cairns, a director of the Company, owns a part interest.

     During 1997, the Company paid approximately $2.4 million to Cole Carriers Corp. ("Coles"), a commercial trucking company controlled by Philip Fracassi and Allen Fracassi, officers and directors of the Company, for truck transportation services rendered by Coles to the Company.

     The law firm of Turkstra, Mazza, Shinehoft, Mihailovich Associates, of which Herman Turkstra is counsel, provided services to the Company in 1997. Fees paid to Mr. Turkstra's firm in 1997 totalled Cdn$570,212.

     As at April 30, 1998, the aggregate amount of indebtedness due to the Company from all current or former officers, directors and employees was $515,000, consisting of the outstanding balance of a loan made to

Allen Fracassi, the President and Chief Executive Officer of the Company, for the purpose of purchasing a home. The loan is unsecured, non-interest bearing and payable on demand.

INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS

     As at April 30, 1998, the aggregate amount of indebtedness (other than routine indebtedness) due to the Corporation from all current or former officers, directors and employees was $515,000.

   TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS

                                                                    LARGEST AMOUNT
                                                                  OUTSTANDING DURING
                                             INVOLVEMENT OF       FISCAL YEAR ENDED     AMOUNT OUTSTANDING
     NAME AND PRINCIPAL POSITION          ISSUER OR SUBSIDIARY    DECEMBER 31, 1997     AS AT APRIL 1, 1998
     ---------------------------          --------------------    ------------------    -------------------
ALLEN FRACASSI(1).....................           Lender                $515,000              $515,000
President and Chief Executive Officer

---------------

NOTES:

(1) The loan was made for the purpose of purchasing a home, is unsecured, non-interest bearing and is due on demand.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 30, 1998                      PHILIP SERVICES CORP.

                                          By:      /s/ ALLEN FRACASSI
                                            ------------------------------------
                                                       Allen Fracassi
                                               President and Chief Executive
                                                           Officer