Form 10-K/A
period 1997-12-31
PHILIP SERVICES CORP
filed 1998-05-15
CIK 894076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT No. 2

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Shares on the New York Stock Exchange on May 11, 1998, was approximately $688,517,529 (assumes officers, directors and all shareholders beneficially owning 5% or more of the outstanding Common Shares are affiliates).

     The number of Common Shares of the Registrant outstanding on May 11, 1998 was 131,146,196.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
================================================================================

                                     INDEX
                                 TO FORM 10-K/A

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A, to the Annual Report on Form 10-K of Philip Services Corp. ("Philip" or the "Company") for the year ended December 31, 1997, which Form 10-K was previously amended on April 30, 1998 on Form 10-K/A, is filed solely to amend Item 3 (Legal Proceedings), Item 5 (Market for Registrant's Common Equity and Related Stockholders Matters), Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), Item 10 (Directors and Executive Officers of the Registrant), and Item 12 (Security Ownership of Certain Beneficial Owners and Management).

10-K PART AND ITEM NO.                                                  PAGE NO.
----------------------                                                  --------
                                     PART I
Item 1.    Business....................................................        1
Item 2.    Properties..................................................       16
Item 3.    Legal Proceedings...........................................       17
Item 4.    Submission of Matters to a Vote of Security Holders.........       17

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................       18
Item 6.    Selected Financial Data.....................................       21
Item 7.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................       22
Item 8.    Financial Statements and Supplementary Data.................       28
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure......................................       52

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..........       53
Item 11.   Executive Compensation......................................       55
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................       58
Item 13.   Certain Relationships and Related Transactions..............       59

                                    PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form
             8-K.......................................................       61

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Philip Services Corp. ("Philip" or the "Company") is one of North America's leading suppliers of metals recovery and industrial services. The Company has one of the largest integrated networks of metals recovery and industrial services operations, servicing more than 50,000 industrial and commercial customers from over 320 locations across North America and Europe. The Company applies proprietary technologies to reduce the cost and downtime associated with industrial cleaning and plant turnaround activities, and to recover value from industrial by-products and metal bearing residuals. The Company's primary base of operations is in the United States. See Note 21 to the audited Consolidated Financial Statements which appears on pages 49 and 50.

     Philip is a company amalgamated under the laws of the Province of Ontario pursuant to a Certificate and Articles of Amalgamation dated April 15, 1991. On May 22, 1997, a Certificate and Articles of Amendment under the Business Corporations Act (Ontario) were issued changing the name of the Company from Philip Environmental Inc. to Philip Services Corp.

     The Company's business is organized into two operating divisions, the Metals Services Group and the Industrial Services Group. The Metals Services Group's primary business operations are ferrous (steel), copper and aluminum processing and recycling and related industrial and mill services. The ferrous metals operations include the collection and processing of ferrous scrap materials for shipment to steel mills and the provision of related mill services. Ferrous operations also include steel service centers that process and distribute structural steel products. Copper operations are comprised of cold process mechanical recovery facilities, scrap management, management of material recycling centers for the telecommunications industry and copper refining. The group's aluminum recycling operations process aluminum dross, a by-product of primary aluminum production, and produce aluminum deoxidizing products and alloys from aluminum scrap. Both the non-ferrous and ferrous operations of Philip provide significant brokerage capabilities for scrap materials and primary metals, including steel, copper, aluminum and tin. The Metals Services Group services the steel, telecommunications, aluminum, wire and cable and automotive industries. See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 49 and 50 of this Form 10-K for the revenue, income (loss) from operations and identifiable assets of the Metals Services Group for the fiscal years ended December 31, 1997, 1996 and 1995.

     The Company believes its Industrial Services Group is the largest integrated provider of on-site industrial services, by-products recovery and environmental services in North America, with a network of approximately 250 facilities. The Industrial Services Group's operations are divided into four main activities: on-site industrial services, by-products recovery, environmental services and utilities management. On-site industrial services include industrial cleaning and maintenance, waste collection and transportation, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. By-products recovery includes distillation, engineered fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. Environmental services include strategic resource management, decommissioning, remediation, environmental consulting and engineering, and analytical and emergency response services. See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 49 and 50 of this Form 10-K for the revenue, income
(loss) from operations and identifiable assets of the Industrial Services Group for the fiscal years ended December 31, 1997, 1996 and 1995.

     See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 49 and 50 of this Form 10-K for a geographic breakdown of the Company's revenue, income (loss) from operations and total assets.

RESTATEMENT OF 1997, 1996 AND 1995 FINANCIAL STATEMENTS

     The Company's audited Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 have been restated. See Note 3 to the Company's audited Consolidated Financial Statements which appears on pages 34 to 36 of this Form 10-K.

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

     As at the date of this Form 10-K, the Company is aware of twenty-three separate class actions by shareholders of the Company which have been filed against the Company and various directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's Common Shares. The Company intends to vigorously defend these actions. There can be assurance that the outcome of these actions will not have a material adverse effect upon the financial condition or results of operations of the Company.

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

                                       PRICE RANGE AND TRADING VOLUME OF THE COMMON SHARES
                                  --------------------------------------------------------------
                                          NYSE & NASDAQ                         TSE
                                  ------------------------------   -----------------------------
                                   HIGH     LOW        VOLUME       HIGH     LOW       VOLUME
                                  ------   ------   ------------   ------   ------   -----------
                                                                      (CANADIAN
                                   (US DOLLARS)                       DOLLARS)
1996
First quarter..................   $ 6.88   $ 6.13        368,900   $ 9.38   $ 8.00     3,399,100
Second quarter.................     8.88     6.50     29,040,400    12.00     8.75     1,760,100
Third quarter..................     9.75     6.63      8,773,100    13.20     9.25     5,580,800
Fourth quarter.................    15.75     9.38     19,652,000    21.50    12.75     2,781,100
1997
First quarter..................   $18.38   $13.63     26,356,700   $24.75   $18.50     8,232,300
Second quarter.................    16.00    14.00     11,561,000    22.10    19.45     2,858,000
Third quarter..................    19.94    17.38      9,720,300    27.91    24.00     5,467,100
Fourth quarter.................    19.25    11.81     29,761,000    26.75    17.00    11,244,000
1998
First Quarter..................    14.31     7.38    118,366,000    20.80    14.75    28,188,000
April..........................    10.63     7.00     20,939,000    15.00     9.75     3,930,000
Through May 13, 1998...........     8.06     4.93     27,046,000     11.6      7.1     6,569,000

     On May 11, 1998, the last reported sale price on the NYSE of the Common Shares was $5.25 and the last reported sales price on the TSE was Cdn$7.45. At May 11, 1998, there were 131,146,196 Common Shares issued and outstanding and held of record by approximately 1,500 shareholders.

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

SALES OF UNREGISTERED SECURITIES

     (a) On February 2, 1998, the Company issued 1,381 Common Shares in connection with the conversion of 7.25% Convertible Subordinated Debentures assumed by Philip pursuant to the Allwaste, Inc. acquisition. The transaction was exempt under Section 3(a)(9) of the Securities Act.

     (b) On October 31, 1997, the Company issued 129,511 Common Shares in connection with the conversion of a 7% Convertible Subordinated Note assumed by Philip pursuant to the Allwaste, Inc. acquisition. The transaction was exempt under Section 3(a)(9) of the Securities Act.

     (c) On October 28, 1997, the Company issued 2,963,235 Common Shares in connection with the acquisition of Steiner-Liff Iron and Metal Company, Southern alloys and Metals Corp., Southeastern Scrap Trading, Inc., McKinley Iron, Inc. and Shredders, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (d) On October 28, 1997, the Company issued 2,638,234 Common Shares in connection with the acquisition of Southern Foundry Supply, Inc., Knox Metals Company and Southern Foundry of Cooksville, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (e) On July 31, 1997, the Company issued 286,418 Common Shares in connection with the acquisition of the stock of D&L, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (f) On July 3, 1997, the Company issued 422,331 Common Shares in connection with the acquisition of the stock of Roth Bros. Smelting Corp. The transaction was exempt under Section 4(2) of the Securities Act.

     (g) On February 12, 1997, the Company issued 556,390 Common Shares in connection with the acquisitions of Conversion Resources, Inc. and Warrenton Resources, Inc. The transactions were exempt under Section 4(2) of the Securities Act.

     (h) On February 7, 1997, the Company issued 222,165 Common Shares in connection with the acquisition of RMF Global, Inc. The transaction was exempt under Section 4(2) of the Securities Act.

     (i) On January 7, 1997, the Company issued 2,222,222 Common Shares in connection with the acquisition of Luntz Company. The transaction was exempt under Section 4(2) of the Securities Act.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of Philip for the periods indicated, including the accounts of all companies acquired prior to the end of the respective reporting periods. The companies, all of which were acquired in transactions accounted for as purchases during the past five years, are included from their respective dates of acquisition. For all periods indicated, the selected financial data reflects Philip's former municipal and commercial solid waste operations, which were sold in August 1996, as a discontinued operation. See Notes 4 and 5 to the Company's audited Consolidated Financial Statements which appear on pages 37 and 38.

     The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the related Notes thereto. Philip did not pay any cash dividends during the periods set forth below.

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       1997          1996         1995         1994       1993
                                    ----------     --------     --------     --------   --------
                                    (RESTATED)     (RESTATED)   (RESTATED)
                                      (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE
                                                              AMOUNTS)
STATEMENT OF EARNINGS DATA:
Revenue...........................  $1,750,930     $532,344     $463,244     $358,784   $131,969
Operating expenses................   1,551,495(a)   413,013      356,699      268,606     83,957
Special charges...................     155,720       65,056       27,179           --         --
Selling, general and
  administrative costs............     130,778       56,063       48,496       37,522     21,103
Depreciation and amortization.....      61,953       24,225       18,587       15,644      8,012
                                    ----------     --------     --------     --------   --------
Income (loss) from operations.....    (149,016)     (26,013)      12,283       37,012     18,897
Interest expense..................      47,310       16,263       18,621       14,167      6,682
Other income and expense -- net...     (14,328)      (3,456)      (2,688)      (1,553)    (1,463)
                                    ----------     --------     --------     --------   --------
Earnings (loss) from continuing
  operations before tax...........    (181,998)     (38,820)      (3,650)      24,398     13,678
Income taxes......................     (55,731)     (19,563)      (4,790)       6,424      2,630
                                    ----------     --------     --------     --------   --------
Earnings (loss) from continuing
  operations......................  $ (126,267)    $(19,257)    $  1,140     $ 17,974   $ 11,048
                                    ==========     ========     ========     ========   ========
Basic earnings per share --
  continuing......................  $    (1.43)    $  (0.39)    $   0.03     $   0.50   $   0.34
Diluted earnings per share --
  continuing......................  $    (1.43)    $  (0.39)    $   0.03     $   0.40   $   0.30
Weighted average number of common
  shares outstanding (000s).......      88,191       50,073       37,342       36,209     32,827
BALANCE SHEET DATA: (END OF
  PERIOD)
Working capital...................  $  364,739     $139,326     $ 41,805     $ 63,050   $ 15,568
Total assets......................   2,823,373      953,761      731,234      611,213    539,789
Total debt including current
  maturities......................   1,014,161      302,781      320,220      299,347    244,261
Shareholders' equity..............   1,216,941      379,010      191,109      181,541    166,288
OTHER DATA:
Amortization......................  $   17,899     $  8,085     $  7,139     $  5,765   $  2,725
Depreciation......................      44,054       16,140       11,448        9,879      5,287
Additions to property, plant and
  equipment.......................      62,391       30,004       23,347       17,223     19,236

Note:

(a) 1997 operating expenses include non-recurring charges for operating losses in business units to be exited and losses in the copper division of the Company's Metals Services Group of $78.3 million and inventory costing errors of $32.9 million. See Note 3 to the Company's audited Consolidated Financial Statements which appears on pages 34 to 36 of this Form 10-K.

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

INTRODUCTION

     The Company is a supplier of metals and industrial services. The Company has over 320 operating facilities and over 14,000 employees located throughout North America and Europe, that provide services to more than 50,000 industrial and commercial customers. The Company has achieved its position in the metals recovery and industrial services market through internal growth and through the acquisition and integration of over 40 companies since the beginning of 1996. The Company's primary base of operations is in the United States. See Note 21 to the Company's audited Consolidated Financial Statements which appears on pages 49 and 50 of this Form 10-K.

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

                                                              YEARS ENDED DECEMBER 31
                                                                   ($ MILLIONS)
                                                  -----------------------------------------------
                                                       1997             1996            1995
                                                  ---------------   -------------   -------------
Revenue
  Metals Services...............................  $1,113.5    64%   $275.3    52%   $215.9    47%
  Industrial Services...........................     637.4    36%    257.0    48%    247.3    53%
                                                  --------   ----   ------   ----   ------   ----
                                                   1,750.9   100%    532.3   100%    463.2   100%
Operating expenses..............................   1,551.5    89%    413.0    78%    356.7    77%
Special charges.................................     155.7     9%     65.1    12%     27.2     6%
Selling, general and administrative.............     130.8     7%     56.0    10%     48.5    10%
Depreciation and amortization...................      61.9     4%     24.2     5%     18.5     4%
                                                  --------   ----   ------   ----   ------   ----
Income (loss) from operations...................    (149.0)   (9%)   (26.0)   (5%)    12.3     3%
Interest expense................................      47.3     2%     16.3     3%     18.6     4%
Other income and expense-net....................     (14.3)   (1%)    (3.5)   (1%)    (2.6)    --
                                                  --------   ----   ------   ----   ------   ----
Earnings (loss) from continuing operations
  before tax....................................    (182.0)  (10%)   (38.8)   (7%)    (3.7)   (1%)
Income taxes....................................     (55.7)   (3%)   (19.5)   (3%)    (4.8)   (1%)
                                                  --------   ----   ------   ----   ------   ----
Earnings (loss) from continuing operations......    (126.3)   (7%)   (19.3)   (4%)     1.1     --
Discontinued operations (net of tax)............        --     --     (0.7)    --      2.1     1%
                                                  --------   ----   ------   ----   ------   ----
Net earnings (loss).............................  $ (126.3)   (7%)  $(20.0)   (4%)  $  3.2     1%
                                                  ========   ====   ======   ====   ======   ====

EARNINGS FROM CONTINUING OPERATIONS

     For the year ended December 31, 1997, the Company incurred a loss from continuing operations of $126.3 million or $1.43 per share on a diluted basis. This compares to a loss of $19.3 million from continuing operations and $0.39 per share on a diluted basis from continuing operations for the year ended December 31, 1996. For the year ended December 31, 1995, earnings from continuing operations were $1.1 million and diluted earnings per share were $0.03.

     The results of operations for the years ended December 31, 1997, 1996 and 1995 were impacted by special and non-recurring charges recorded by the Company and amounting to $266.9 million, $65.1 million and $27.2 million (before tax) respectively, which are more fully discussed below. Excluding these charges, the Company had earnings from continuing operations of $59.7 million for the year ended December 31, 1997 or $0.66 per share on a diluted basis.

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

OPERATING EXPENSES

     Operating expenses for the year ended December 31, 1997 were $1,551.5 million, an increase of $1,138.5 million or 276% over 1996. As a percentage of revenue, operating expenses increased from 78% in 1996 to 89% in 1997. This increase is the result of including newly acquired businesses in the Metals Services Group which generally have higher operating expenses than Industrial Services Group businesses and the recording of special and non-recurring charges in operating expenses which are discussed below.

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

     Subsequent to the issuance of the Company's 1997 financial statements, the Company determined that its copper division did not have a liability recorded at December 31, 1997 to reflect an outstanding obligation of $26.0 million (including $0.5 million for accrued interest) for borrowings made under an August, 1997 product financing arrangement. The Company also determined that a $4.8 million repayment of the borrowings was improperly capitalized to goodwill. In addition, in April, 1998 the Company identified accounts receivable which were based on improperly priced sales invoices and invalid prepaid expenses which amounted to $4.8 million and related to the Company's copper division. The financial statements at December 31, 1997 have been restated to reflect these adjustments.

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

INTEREST EXPENSE

     Interest expense in 1997 was $47.3 million, representing an increase of $31.0 million or 191% over 1996. This increase was primarily attributable to increased borrowings to finance the Company's growth by acquisition and fixed asset expansion, together with working capital requirements to support the Company's increased revenue base.

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

INCOME TAXES

     The Company recorded income taxes recoverable in each of the years in the three year period ended December 31, 1997. The amount recoverable resulted primarily from the deduction, for income tax purposes, of losses arising from the matters discussed in Note 3 to the Company's audited Consolidated Financial Statements which appears on pages 34 to 36 of this Form 10-K regarding special charges. The composition of the income tax recovery in each of the years ended December 31, 1997, 1996 and 1995 is discussed in Note 14 to the Company's audited Consolidated Financial Statements which appears on pages 45 to 47 of this Form 10-K.

DISCONTINUED OPERATIONS

     Loss from discontinued operations (net of tax) of $0.7 million for the year ended December 31, 1996 and income from discontinued operations (net of tax) of $2.1 million for the year ended December 31, 1995 consists of the Company's municipal and commercial solid waste business. These operations have been treated as discontinued as a result of the sale of the Company's municipal and commercial solid waste business in 1996. See Notes 4 and 5 of the Company's audited Consolidated Financial Statements which appear on pages 37 and 38 of this Form 10-K. Interest expense has been allocated to the municipal and commercial solid waste business segment based upon the relationship of the net assets of the solid waste business to the Company's consolidated net assets.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     At December 31, 1997, the Company's working capital was $364.7 million, representing an increase of $225.4 million from December 31, 1996. Inventory for resale is a significant component of the working capital at December 31, 1997 and increased by $51 million over December 31, 1996. In addition, at December 31, 1997, accounts receivable were $362.0 million higher than December 31, 1996, due primarily to $345.3 million of accounts receivable acquired as part of new business combinations.

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

     We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the cash flows for each of the three years in the period ended December 31, 1997 in accordance with generally accepted accounting principles.

     Also in our opinion, such financial schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 3, the accompanying financial statements for the years ended December 31, 1995 and 1996 have been restated.

Mississauga, Ontario                                          Deloitte & Touche
March 4, 1998 (May 14, 1998 as to Note 3)                     Chartered Accountants

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                (RESTATED)    (RESTATED)
ASSETS
Current assets
  Cash and equivalents......................................    $   48,809     $  6,044
  Accounts receivable (net of allowance for doubtful
     accounts of $25,059; 1996 -- $5,907)...................       535,052      173,021
  Inventory for resale......................................       223,613      172,280
  Other current assets......................................        66,898       44,690
                                                                ----------     --------
                                                                   874,372      396,035
Fixed assets (Note 6).......................................       605,710      254,087
Goodwill....................................................     1,089,649      235,622
Deferred income taxes (Note 14).............................        86,468       12,225
Other assets (Note 7).......................................       167,174       55,792
                                                                ----------     --------
                                                                $2,823,373     $953,761
                                                                ==========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  271,726     $189,846
  Accrued liabilities (Note 8)..............................       190,741       46,907
  Current maturities of long-term debt and loans from
     related parties (Notes 9 and 17(b))....................        47,166       19,956
                                                                ----------     --------
                                                                   509,633      256,709
Long-term debt (Note 9).....................................       966,995      282,825
Other liabilities (Note 11).................................       129,804       35,217
Contingencies (Note 18)
Shareholders' equity (Note 12)..............................     1,216,941      379,010
                                                                ----------     --------
                                                                $2,823,373     $953,761
                                                                ==========     ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS OF US DOLLARS EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31
                                                            ----------------------------------
                                                               1997         1996        1995
                                                            ----------    --------    --------
                                                            (RESTATED)    (RESTATED)  (RESTATED)
Revenue (Note 3)........................................    $1,750,930    $532,344    $463,244
Operating expenses (Note 3).............................     1,551,495     413,013     356,699
Special charges (Note 3)................................       155,720      65,056      27,179
Selling, general and administrative costs...............       130,778      56,063      48,496
Depreciation and amortization...........................        61,953      24,225      18,587
                                                            ----------    --------    --------
Income (loss) from operations...........................      (149,016)    (26,013)     12,283
Interest expense........................................        47,310      16,263      18,621
Other income and expense -- net.........................       (14,328)     (3,456)     (2,688)
                                                            ----------    --------    --------
Earnings (loss) from continuing operations before tax...      (181,998)    (38,820)     (3,650)
Income taxes (Note 14)..................................       (55,731)    (19,563)     (4,790)
                                                            ----------    --------    --------
Earnings (loss) from continuing operations..............      (126,267)    (19,257)      1,140
Discontinued operations (net of tax) (Note 5)...........            --        (716)      2,109
                                                            ----------    --------    --------
Net earnings (loss).....................................    $ (126,267)   $(19,973)   $  3,249
                                                            ==========    ========    ========
Basic earnings per share (Note 15)
  Continuing operations.................................    $    (1.43)   $  (0.39)   $   0.03
  Discontinued operations...............................            --       (0.01)       0.06
                                                            ----------    --------    --------
                                                            $    (1.43)   $  (0.40)   $   0.09
                                                            ==========    ========    ========
Diluted earnings per share (Note 15)
  Continuing operations.................................    $    (1.43)   $  (0.39)   $   0.03
  Discontinued operations...............................            --       (0.01)       0.05
                                                            ----------    --------    --------
                                                            $    (1.43)   $  (0.40)   $   0.08
                                                            ==========    ========    ========
Weighted average number of common shares outstanding
  (000's)...............................................        88,191      50,073      37,342
                                                            ==========    ========    ========

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                          (IN THOUSANDS OF US DOLLARS)

                                                                 YEARS ENDED DECEMBER 31
                                                            ----------------------------------
                                                               1997         1996        1995
                                                            ----------    --------    --------
                                                            (RESTATED)    (RESTATED)  (RESTATED)
Balance, beginning of year..............................    $   39,993    $ 59,966    $ 56,717
Net earnings (loss).....................................      (126,267)    (19,973)      3,249
                                                            ----------    --------    --------
Balance, end of year....................................    $  (86,274)   $ 39,993    $ 59,966
                                                            ==========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF US DOLLARS)

                                                                YEARS ENDED DECEMBER 31
                                                         -------------------------------------
                                                             1997          1996        1995
                                                         ------------   ----------   ---------
                                                          (RESTATED)    (RESTATED)   (RESTATED)
OPERATING ACTIVITIES
Net earnings(loss) from continuing operations.........   $   (126,267)  $  (19,257)  $   1,140
Items included in earnings not affecting cash
     Depreciation and amortization....................         47,348       18,630      13,449
     Amortization of goodwill.........................         14,605        5,595       5,138
     Deferred income taxes............................        (28,942)     (15,315)     (2,467)
     Net gain on sale of assets.......................         (2,559)      (1,645)       (885)
     Special charges (net of tax) (Note 3)............        117,081           --          --
                                                         ------------   ----------   ---------
Cash flow from continuing operations..................         21,266      (11,992)     16,375
Changes in non-cash working capital (Note 13).........       (201,169)     (35,139)       (850)
                                                         ------------   ----------   ---------
Cash provided by (used in) continuing operating
  activities..........................................       (179,903)     (47,131)     15,525
Cash provided by discontinued operating activities....             --       21,161      11,012
                                                         ------------   ----------   ---------
Cash provided by (used in) operating activities.......       (179,903)     (25,970)     26,537
                                                         ------------   ----------   ---------
INVESTING ACTIVITIES
Proceeds from sale of solid waste operations
  (Notes 4 and 5).....................................         19,800      137,632          --
Acquisitions -- including acquired cash (bank
  indebtedness) (Note 4)..............................       (596,574)    (111,437)     (2,832)
Purchase of fixed assets..............................        (62,391)     (30,004)    (23,347)
Other -- net..........................................          3,965      (32,509)    (22,441)
                                                         ------------   ----------   ---------
Cash used in continuing investing activities..........       (635,200)     (36,318)    (48,620)
Cash used in investing activities of discontinued
  operations..........................................             --      (12,703)    (11,102)
                                                         ------------   ----------   ---------
Cash used in investing activities.....................       (635,200)     (49,021)    (59,722)
                                                         ------------   ----------   ---------
FINANCING ACTIVITIES
Proceeds from long-term debt..........................      1,778,880      216,398      32,484
Principal payments on long-term debt..................     (1,301,249)    (187,841)     (8,690)
Common shares issued for cash.........................        380,237       61,787         138
                                                         ------------   ----------   ---------
Cash provided by continuing financing activities......        857,868       90,344      23,932
Cash used in financing activities of discontinued
  operations..........................................             --       (9,309)     (2,036)
                                                         ------------   ----------   ---------
Cash provided by financing activities.................        857,868       81,035      21,896
                                                         ------------   ----------   ---------
Net change in cash for the year.......................         42,765        6,044     (11,289)
Cash and equivalents, beginning of year...............          6,044           --      11,289
                                                         ------------   ----------   ---------
Cash and equivalents, end of year.....................   $     48,809   $    6,044   $      --
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

3.   SPECIAL CHARGES (in thousands)

     (a) Special and non-recurring charges

     The following table summarizes the special and non-recurring charges recorded by the Company in 1997, and identifies where they are disclosed in the Statements of Earnings:

Non-recurring charges and asset impairments recorded as
  special charges...........................................    $155,720
Non-recurring charges recorded as operating expenses........      78,260
Costing errors recorded as operating expenses...............      32,875
                                                                --------
Pre-tax.....................................................    $266,855
                                                                ========
After tax...................................................    $185,976
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

     As described in part (b) of this note, the Company has also restated the 1997 financial statements to record in operating expenses, $35,019 ($22,026 after tax) relating to improperly recorded transactions identified in April, 1998.

     The Company has also recorded a pre-tax charge in 1997 of $32,875 ($20,383 after tax) as a result of inventory costing errors, which occurred in the same copper division and which resulted in the overstatement of copper inventory for resale and the understatement of operating expenses.

     (b) Restatements

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

     Subsequent to the issuance of the Company's 1997 financial statements, the Company determined that its copper division did not have a liability recorded at December 31, 1997 to reflect an outstanding obligation of $25,973 (including $503 for accrued interest) for borrowings made under an August, 1997 product financing arrangement. The Company also determined that a $4,752 repayment of the borrowings was improperly capitalized to goodwill. In addition, in April, 1998 the Company identified accounts receivable which were based on improperly priced sales invoices and invalid prepaid expenses which amounted to $4,797 and related to the Company's copper division. The financial statements at December 31, 1997 have been restated to reflect these adjustments.

     The following table summarizes the foregoing restatement adjustments recorded by the Company:

                                                              1997        1996        1995
                                                            ---------   ---------   ---------
                                                                   INCREASE (DECREASE)
                                                            ---------------------------------
BALANCE SHEETS:
Current assets...........................................   $  (4,797)  $ (35,700)  $      --
Current liabilities......................................      25,973      78,649      36,293
Goodwill.................................................      (4,752)         --          --
Deferred taxes...........................................      13,496     (43,452)    (13,791)
Shareholders' equity.....................................     (22,026)    (70,897)    (22,502)
STATEMENTS OF EARNINGS:
Revenue..................................................   $      --   $ (13,000)  $  (9,114)
Operating expenses.......................................      35,019          --          --
Special charges..........................................          --      65,056      27,179
Interest expense.........................................         503          --          --
                                                            ---------   ---------   ---------
Earnings (loss) from continuing operations...............     (35,522)    (78,056)    (36,293)
Income taxes.............................................     (13,496)    (29,661)    (13,791)
                                                            ---------   ---------   ---------
Net income...............................................   $ (22,026)  $ (48,395)  $ (22,502)
                                                            =========   =========   =========
Effect on diluted earnings per share.....................   $   (0.25)  $   (0.90)  $   (0.46)
                                                            =========   =========   =========

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

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                      (UNAUDITED)
Revenue.....................................................    $2,062,027    $1,316,149
Earnings (loss) from continuing operations..................    $ (125,201)   $  (15,770)
Basic earnings per share from continuing operations.........    $    (1.18)   $    (0.21)

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

8.   ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                                1997       1996
                                                              --------    -------
Accrued employee compensation and benefit costs.............  $ 47,062    $11,478
Accrued purchases...........................................    26,212     20,085
Accrued insurance costs.....................................    19,078      4,262
Income taxes payable........................................    11,629         --
Accrued restructuring costs (Note 3)........................    25,622         --
Accrued other...............................................    61,138     11,082
                                                              --------    -------
                                                              $190,741    $46,907
                                                              ========    =======

9.   LONG-TERM DEBT (in thousands)

                                                                1997        1996
                                                              --------    --------
Bank term loan (a)..........................................  $897,352    $248,119
Convertible subordinated debentures (b).....................    25,625          --
Loans collateralized by certain assets of subsidiaries of
  the Company having a net book value of $33,865 bearing
  interest at a weighted average fixed rate of 6.6% (1996
  -- 5.7%) maturing at various dates up to 2020.............    19,627       5,175
Loans collateralized by certain assets of subsidiaries of
  the Company having a net book value of $18,340 bearing
  interest at prime plus a weighted average floating rate of
  0.8% (1996 -- 1.9%) maturing at various dates up to
  2007......................................................     6,582       5,481
Loans unsecured, bearing interest at prime plus a weighted
  average floating rate of 5.4% (1996 -- 3.4%) maturing at
  various dates up to 2001..................................    21,908      26,060
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................    15,793      14,484
Product financing loan (Note 3(b))..........................    25,973
Other.......................................................     1,301       2,636
                                                              --------    --------
                                                              1,014,161    301,955
Less current maturities of long-term debt (c)...............    47,166      19,130
                                                              --------    --------
                                                              $966,995    $282,825
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

     -  acquisitions by the Company are subject to lenders approval

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

(c) The aggregate amount of payments required to meet long-term debt installments in each of the next five years is as follows:

1998....................................................    $ 47,166
1999....................................................      21,375
2000....................................................      10,283
2001....................................................       4,720
2002....................................................     898,947

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

10. DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS (in thousands except rate/strike price and term) (continued)
     The following table summarizes outstanding derivative instruments:

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

12. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts)

                                                                    1997           1996
                                                                ------------    -----------
Share capital...............................................    $  1,348,066    $   363,079
Retained earnings (deficit).................................         (86,274)        39,993
Cumulative foreign currency translation adjustment..........         (44,851)       (24,062)
                                                                ------------    -----------
                                                                $  1,216,941    $   379,010
                                                                ============    ===========
SHARE CAPITAL CONSISTS OF:
AUTHORIZED
Unlimited number of common shares
ISSUED
Common shares and equivalents
Number......................................................     131,058,393     69,876,868
Dollars.....................................................    $  1,348,066    $   363,079

12. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts) (continued)
     The issued share capital of the Company is comprised of the following:

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
                                                             =========

(a) The Company has allotted and reserved 10,257,149 common shares under its 1991 and 1997 Employee Stock Option Plans and the Serv-Tech Long Term Incentive Plan, the Serv-Tech Amended and Restated 1989 Incentive Stock Option Plan and the Allwaste Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan and any supplements thereto. Under the stock option plans, options may be

12. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts) (continued)
     granted to purchase common shares of the Company at the then current market price. All options currently expire five to ten years from the date of grant. All the options outstanding were issued at the then current market price.

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

     If compensation costs were measured using the fair value of the stock options on the date of grant, during 1995, 1996 and 1997, in accordance with SFAS No. 123, the Company's net earnings would be as follows:

                                           1997                      1996                     1995
                                  -----------------------   ----------------------   ----------------------
                                  AS REPORTED   PROFORMA    AS REPORTED   PROFORMA   AS REPORTED   PROFORMA
                                  -----------   ---------   -----------   --------   -----------   --------
Net earnings....................   $(126,267)   $(131,311)   $(19,973)    $(22,210)    $3,249       $2,328
Basic earnings per share........   $   (1.43)   $   (1.49)   $  (0.40)    $  (0.44)    $ 0.09       $ 0.06
Diluted earnings per share......   $   (1.43)   $   (1.49)   $  (0.40)    $  (0.44)    $ 0.08       $ 0.06

     The weighted average fair value of options granted in 1997, 1996 and 1995 were $1.33, $1.45 and $1.19 respectively. The fair value of each option was determined using the Black-Scholes option valuation model with the following assumptions for 1997, 1996 and 1995: (i) risk free interest rate of 5.62, 6.96, and 7.58 percent, respectively, (ii) expected volatility of 46.28, 32.74 and
23.95 percent, respectively, (iii) expected option life ranging from 5 to 10 years and (iv) no annualized dividend yield.

13. CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
Accounts receivable.....................................    $ (75,369)   $(10,633)   $(19,729)
Inventory for resale....................................        8,116     (45,502)    (24,132)
Other...................................................      (22,695)    (17,893)    (12,714)
Accounts payable and accrued liabilities................     (113,439)     43,057      50,149
Income taxes............................................        2,218      (4,168)      5,576
                                                            ---------    --------    --------
Additional working capital provided by changes in
  non-cash working capital..............................    $(201,169)   $(35,139)   $   (850)
                                                            =========    ========    ========

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the years ended December 31, 1997, 1996 and 1995.

                                                                1997        1996       1995
                                                              --------    --------    -------
SUPPLEMENTAL DISCLOSURES:
  Interest paid...........................................    $ 45,632    $ 19,476    $27,469
  Income taxes paid.......................................       4,035       1,119      2,308
NON CASH TRANSACTIONS:
  Common stock issued on acquisitions.....................     602,632      29,571      1,239
  Capital leases and debt obligations for the purchase of
     property and equipment...............................       7,708      13,924      3,623
  Debt and liabilities incurred or assumed in
     acquisitions.........................................      67,064      25,473      4,474
  Debt converted to common stock..........................       2,130     117,720         --
  Common stock issued for property........................       5,084          --         --

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

     Federal, provincial and foreign income tax provisions (benefits) are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
Canadian -- federal and provincial
  Current.................................................    $    702    $ (5,407)   $(3,029)
  Deferred................................................     (47,237)    (14,759)    (3,511)
                                                              --------    --------    -------
                                                               (46,535)    (20,166)    (6,540)
Foreign
  Current.................................................       6,735       1,159        706
  Deferred................................................     (15,931)       (556)     1,044
                                                              --------    --------    -------
                                                                (9,196)        603      1,750
                                                              --------    --------    -------
                                                              $(55,731)   $(19,563)   $(4,790)
                                                              ========    ========    =======

     The Company's income tax benefit is comprised of the following:

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Income tax expense (benefit)
  based on Canadian Federal
  and Provincial effective
  income tax rates.......................................    $(81,207)   $(17,321)   $ (1,628)
(Increase) decrease in
  income tax benefit resulting from:
  Lower income tax rates in
          the USA and other jurisdictions................      (5,229)     (4,393)     (3,824)
  Manufacturing and processing allowances................       6,586         425         (20)
  Non-deductible expenses for income tax purposes,
     principally
     goodwill and amortization...........................       4,796       2,420       1,970
  Utilization of unrecognized loss carryforwards.........          --          --        (845)
Other non-deductible expenses
  relating to special charges............................      20,353          --          --
Other....................................................      (1,030)       (694)       (443)
                                                             --------    --------    --------
Income tax recovery......................................    $(55,731)   $(19,563)   $ (4,790)
                                                             ========    ========    ========

     The net deferred tax asset consists of the following temporary differences:

                                                                  1997        1996
                                                                --------    --------
Difference in fixed assets and goodwill basis...............    $ 65,829    $ 44,528
Net operating loss carryforwards............................    (108,229)    (59,134)
Accruals not yet deductible.................................     (44,630)        423
Other.......................................................         562       1,958
                                                                --------    --------
Net deferred tax asset......................................    $(86,468)   $(12,225)
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

     Deferred income tax expense (benefit) results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, and the deferral of loss carryforwards for tax purposes. The sources of these temporary differences and related tax effects are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Depreciation and amortization............................    $(18,211)   $  2,005    $  3,113
Accruals and reserves not deductible until paid..........      (1,085)         --       1,183
Deferred revenue.........................................       3,151          --          --
Losses carried forward...................................     (45,292)    (14,628)    (15,117)
Other, net...............................................      (1,731)     (2,692)      8,354
                                                             --------    --------    --------
Total deferred income tax benefit........................    $(63,168)   $(15,315)   $ (2,467)
                                                             ========    ========    ========

15. COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                              1997         1996        1995
                                                            ---------    --------    --------
Net earnings (loss) for the period -- basic and
  diluted...............................................    $(126,267)   $(19,973)   $  3,249
                                                            =========    ========    ========
Number of common shares outstanding.....................      131,058      69,877      37,454
Effect of using weighted average number of common shares
  outstanding...........................................      (42,867)    (19,804)       (112)
                                                            ---------    --------    --------
Basic weighted average number of commons shares
  outstanding...........................................       88,191      50,073      37,342
Effect from conversion of common stock equivalents......           --          --       4,666
                                                            ---------    --------    --------
Diluted weighted average number of common shares
  outstanding...........................................       88,191      50,073      42,008
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

21. SEGMENTED INFORMATION (in thousands)

     The Company operates in one business segment but has a significant component of US based revenues and earnings. The geographic segmentation of the Company's business is as follows:

                                                                  INCOME (LOSS) FROM
                                                     REVENUE          OPERATIONS        TOTAL ASSETS
                                                    ----------    ------------------    ------------
1997
United States...................................    $1,209,783    $       (11,318)       $2,129,532
Canada..........................................       442,663           (142,046)          606,495
Europe..........................................        98,484              4,348            87,346
1996
United States...................................       230,430              4,110           408,317
Canada..........................................       301,914            (30,123)          545,444
Europe..........................................            --                 --                --
1995
United States...................................       155,523             20,376           217,850
Canada..........................................       307,721             (8,093)          513,384
Europe..........................................            --                 --                --

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

                                   1997                       1996                      1995
                         ------------------------    ----------------------    ----------------------
                         INDUSTRIAL      METALS      INDUSTRIAL     METALS     INDUSTRIAL     METALS
                          SERVICES      SERVICES      SERVICES     SERVICES     SERVICES     SERVICES
                         ----------    ----------    ----------    --------    ----------    --------
Revenues.............    $  637,448    $1,113,482     $256,627     $275,717     $247,378     $215,866
Income (loss) from
  operations.........       (50,606)      (83,102)       6,591      (16,803)      25,315          152
Total assets.........     1,934,924     1,502,311      402,976      434,091      344,472      155,081
Depreciation and
  amortization.......        34,745        15,650       14,401        2,019       11,760          834
Capital
  expenditures.......        20,417        27,866       16,601        5,869       14,471        4,034

     The following is a reconciliation of income from operations by business segments to the Company's consolidated income from operations.

                                                              1997         1996        1995
                                                            ---------    --------    --------
INCOME FROM OPERATIONS:
Industrial Services.....................................    $ (50,606)   $  6,591    $ 25,315
Metals Services.........................................      (83,102)    (16,803)        152
Corporate selling, general and administrative expense...      (15,308)    (15,801)    (13,184)
                                                            ---------    --------    --------
                                                            $(149,016)   $(26,013)   $ 12,283
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

                                                   FIRST         SECOND        THIRD         FOURTH
                                                  QUARTER       QUARTER       QUARTER       QUARTER
                                                 ----------    ----------    ----------    ----------
                                                 (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
1997
Revenue......................................     $269,601      $353,757      $506,780     $ 620,792
Income from operations.......................       10,825        16,622        39,374      (215,837)
Earnings (loss) from continuing operations...        6,388         7,486        19,463      (159,604)
Discontinued operations......................           --            --            --            --
                                                  --------      --------      --------     ---------
Net earnings (loss)..........................        6,388         7,486        19,463      (159,604)
                                                  ========      ========      ========     =========
Basic earnings per share
  Continuing.................................     $   0.09      $   0.11      $   0.21     $   (1.34)
  Discontinued...............................           --            --            --            --
                                                  --------      --------      --------     ---------
                                                  $   0.09      $   0.11      $   0.21     $   (1.34)
                                                  ========      ========      ========     =========
Diluted earnings per share
  Continuing.................................     $   0.09      $   0.10      $   0.21     $   (1.34)
  Discontinued...............................           --            --            --            --
                                                  --------      --------      --------     ---------
                                                  $   0.09      $   0.10      $   0.21     $   (1.34)
                                                  ========      ========      ========     =========
1996
Revenue......................................     $113,376      $123,130      $145,153     $ 150,685
Income from operations.......................        1,304          (992)       11,541       (37,866)
Earnings (loss) from continuing operations...       (1,366)       (2,224)        7,455       (23,122)
Discontinued operations......................          463         4,835        (6,014)           --
                                                  --------      --------      --------     ---------
Net earnings (loss)..........................         (903)        2,611         1,441       (23,122)
                                                  ========      ========      ========     =========
Basic earnings per share
  Continuing.................................     $  (0.03)     $  (0.05)     $   0.14     $   (0.35)
  Discontinued...............................         0.01          0.11         (0.11)           --
                                                  --------      --------      --------     ---------
                                                  $  (0.02)     $   0.06      $   0.03     $   (0.35)
                                                  ========      ========      ========     =========
Diluted earnings per share
  Continuing.................................     $  (0.03)     $  (0.05)     $   0.14     $   (0.35)
  Discontinued...............................         0.01          0.11         (0.11)           --
                                                  --------      --------      --------     ---------
                                                  $  (0.02)     $   0.06      $   0.03     $   (0.35)
                                                  ========      ========      ========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The name, age and position of each of the directors and executive officers of the Company as of the date hereof, are as follows:

       NAME AND MUNICIPALITY OF RESIDENCE         AGE                POSITION WITH PHILIP
       ----------------------------------         ---                --------------------
ROY CAIRNS......................................  73     Director
St. Catharines, Ontario
NORMAN FOSTER...................................  60     Director
Bloomfield Hills, Michigan
ALLEN FRACASSI..................................  45     Executive Vice-Chairman and Director
Ancaster, Ontario
PHILIP FRACASSI.................................  38     Director
Ancaster, Ontario
WILLIAM E. HAYNES...............................  54     Director
Houston, Texas
ROBERT L. KNAUSS................................  67     Chairman and Director
Houston, Texas
FELIX PARDO.....................................  60     President, Chief Executive Officer and
Cambridge, Massachusetts                                 Director
DERRICK ROLFE...................................  43     Director
Toronto, Ontario
HERMAN TURKSTRA.................................  64     Director
Hamilton, Ontario
PETER CHODOS....................................  46     Executive Vice-President, Corporate
Toronto, Ontario                                         Development
ANTONIO PINGUE..................................  48     Executive Vice-President, Corporate and
Niagara Falls, Ontario                                   Regulatory Affairs
COLIN SOULE.....................................  42     Executive Vice-President, General Counsel and
Toronto, Ontario                                         Corporate Secretary
JOHN WOODCROFT..................................  39     President, Industrial Services Group
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

     MR. ALLEN FRACASSI was the President and Chief Executive Officer of Philip from December, 1990 until his appointment as Executive Vice-Chairman on May 7, 1998. He has been a director of Philip since December 1990. Allen Fracassi and Philip Fracassi, the founders of the Company, are brothers.

     MR. PHILIP FRACASSI has been a director of Philip since December 1990. Mr. Fracassi was President, Metals Services Group from March 5, 1998 to May 7, 1998 and previously, was Executive Vice-President and

Chief Operating Officer from December, 1990. Philip Fracassi and Allen Fracassi, the founders of the Company, are brothers.

     MR. HAYNES has been a director of Philip since August 6, 1997 and until July 31, 1997 was a director of Allwaste, Inc. from June 1996. He is the Chairman, President and Chief Executive Officer and director of Innovative Valve Technologies, Inc., a publicly traded industrial valve repair and distribution company in which Philip owns a minority equity interest. He served as the President and Chief Executive Officer of LYONDELL-CITGO Refining Company Ltd. from July 1992 to December 1995.

     MR. KNAUSS has been a director of Philip since August 6, 1997 and was appointed Chairman of Philip on May 7, 1998. Until July 31, 1997 he was a director of Allwaste, Inc. from March 1988. He is the President and Chief Executive Officer of Baltic International U.S.A., Inc., an aviation investment company, and a director of the Mexico Fund, Inc., an investment fund based in Mexico City, and Equus II, Inc., an investment fund based in Houston, Texas. Mr. Knauss served for twelve years as the Dean and Distinguished University Professor at the University of Houston Law Center.

     MR. PARDO has been a director of Philip since March 1994 and the Chief Operating Officer since March 5, 1998 until his appointment as President and Chief Executive Officer of Philip on May 7, 1998. From May 1992 to March 1998, Mr. Pardo was the President and Chief Executive Officer of Ruhr-American Coal Corporation. From 1992, Mr. Pardo was Chairman of Newalta Corporation, an oil field waste management company and a partner and director of Quorum Funding, an investment company. Mr. Pardo is a director of Ruhr-American Coal Corporation, Dyckerhoff Inc., Ruetgers Nease and Newalta corporation.

     MR. ROLFE has been a director of Philip since January 1991. Since 1992, Mr. Rolfe has been the President and Chief Executive Officer of RM Capital Corporation, an investment company. Mr. Rolfe is also a director of Consolidated Envirowaste Inc., an organic waste processing company.

     MR. TURKSTRA has been a director of Philip since September, 1996 and has been an associate of Turkstra, Mazza, Associates, a law firm, since 1959.

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

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                ------------------------------------------   ------------------------------
                                                                OTHER         SECURITIES
                                                               ANNUAL         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY     BONUS    COMPENSATION(1)   OPTIONS/SARS   COMPENSATION(3)
---------------------------     ----   -------   -------   ---------------   ------------   ---------------
                                         ($)       ($)           ($)             (#)              ($)
ALLEN FRACASSI(4).............  1997   559,910        --      19,438(2)        400,000           4,724
President and Chief Executive   1996   365,043   584,070      32,590(2)         75,000           3,468
Officer                         1995   366,166   406,078      45,517(2)             --           5,126
PHILIP FRACASSI(5)............  1997   419,933        --             --        300,000           4,724
President, Metals Services      1996   292,035   438,052             --         75,000           4,289
Group                           1995   292,933   313,713             --             --           5,309
JOHN WOODCROFT................  1997   349,944        --             --        250,000           4,724
President, Industrial Services  1996   200,774   328,539             --         60,000           5,019
Group                           1995   164,775    98,865             --         30,000           4,943
ROBERT WAXMAN(6)..............  1997   279,955        --             --        250,000           4,724
President                       1996   244,579   244,579             --         50,000           7,351
Metals Services Group           1995   183,083   205,053             --         30,000           5,561
MARVIN BOUGHTON(7)............  1997   244,961        --             --        250,000           4,724
Executive Vice President and    1996   193,473   255,530             --         60,000           4,499
Chief Financial Officer         1995   194,068    97,034             --         30,000           5,282

---------------

NOTES:

(1) Except as noted, perquisites and other personal benefits do not exceed the lesser of $50,000 and 10% of the total annual salary and bonus for the Named Executive Officers.

(2) Represents imputed interest benefit on housing loan.

(3) Represents Company's contribution to retirement savings plan or registered pension plan.

(4) Allen Fracassi resigned from the position of President and Chief Executive Officer on May 7, 1998 and was appointed Executive Vice-Chairman on the same date.

(5) Philip Fracassi resigned from the position of President, Metals Services Group, on May 7, 1998.

(6) Robert Waxman resigned from the position of President, Metals Services Group on January 5, 1998.

(7) Marvin Boughton resigned from the position of Executive Vice President and Chief Financial Officer on May 7, 1998.

(8) Robert Chiste, Executive Vice President of Philip, had a total annualized salary and bonus for 1997 equal to $775,315, plus was paid change in control payments upon the acquisition of Allwaste, Inc. by Philip, however Mr. Chiste commenced employment with Philip effective August 1, 1997 and therefore is not included as a Named Executive Officer during 1997.

(9) All amounts have been converted to U.S. dollars based upon the exchange rates for Canadian dollars per $1.00 on December 31, 1997, December 31, 1996 and December 31, 1995 of $1.4288, $1.3697, and $1.3655, respectively.

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

(4) The closing price of the Company's Common Shares on The Toronto Stock Exchange on December 31, 1997 was Cdn20.70.

COMPENSATION OF DIRECTORS

     Each director of the Company who is not a salaried officer or employee of the Company is paid an annual fee of Cdn$25,000 and a fee of Cdn$1,000 per meeting (including committee meetings) attended, and each director, when first appointed to the Board of Directors, receives a one time award of 20,000 options to acquire Common Shares of the Company. In addition, during 1997, a one time grant of 20,000 options to acquire Common Shares was granted to each non-employee Director. The options are granted at an exercise price equal to the closing price of the Common Shares on The Toronto Stock Exchange on the last trading day preceding the date of the grant and vest over a period of three years from the date of the grant. For acting as Chairman of the Board of Directors during 1997, Howard L. Beck was paid a fee of Cdn$150,000 during 1997. On May 7, 1998, Mr. Beck resigned from the position of Chairman and Director of Philip.

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

                                                             NUMBER OF SHARES     PERCENTAGE OF SHARES
          DIRECTORS AND EXECUTIVE OFFICERS(1)(2)            BENEFICIALLY OWNED     BENEFICIALLY OWNED
          --------------------------------------            ------------------    --------------------
Roy Cairns(3).............................................         927,222                  *
Norman Foster(4)..........................................         271,088                  *
Allen Fracassi(5).........................................       2,440,963                1.8%
Philip Fracassi(6)........................................       2,094,485                1.6%
William E. Haynes(7)......................................           2,156                  *
Robert L. Knauss(8).......................................          49,505                  *
Felix Pardo(9)............................................         192,888                  *
Derrick Rolfe(10).........................................          27,222                  *
Herman Turkstra(11).......................................          40,215                  *
Peter Chodos(12)..........................................         137,501                  *
Antonio Pingue(13)........................................         195,278                  *
Colin Soule(14)...........................................         160,278                  *
John Woodcroft(15)........................................         165,278                  *
All Directors and Executive Officers as a Group (13
  persons)................................................       6,704,079                  5%

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

(2) The address of each of the directors and executive officers is 100 King Street West, P.O. Box 2440 LCD1, Hamilton, Ontario, Canada L8N 4J6.

(3) Includes 27,222 Common Shares issuable upon the exercise of employee stock options. Does not include 12,778 Common Shares subject to options which are not exercisable within 60 days.

(4) Includes 100,000 Common Shares issuable upon the exercise of employee stock options.

(5) Includes 589,308 Common Shares issuable upon the exercise of employee stock options. Does not include 284,723 Common Shares subject to options which are not exercisable within 60 days.

(6) Includes 551,521 Common Shares issuable upon the exercise of employee stock options. Does not include 220,834 Common Shares subject to options which are not exercisable within 60 days.

(7) Does not include 20,000 Common Shares subject to options which are not exercisable within 60 days.

(8) Includes 39,712 Common Shares issuable upon the exercise of employee stock options. Does not include 20,000 Common Shares subject to options which are not exercisable within 60 days.

(9) Includes 188,888 Common Shares issuable upon the exercise of employee stock options. Does not include 346,112 Common Shares subject to options which are not exercisable within 60 days.

(10) Includes 27,222 Common Shares issuable upon the exercise of employee stock options. Does not include 12,778 Common Shares subject to options which are not exercisable within 60 days.

(11) Includes 18,889 Common Shares issuable upon the exercise of employee stock options. Does not include 21,111 Common Shares subject to options which are not exercisable within 60 days.

(12) Includes 137,501 Common Shares issuable upon the exercise of employee stock options. Does not include 187,499 Common Shares subject to options which are not exercisable within 60 days.

(13) Includes 195,278 Common Shares issuable upon the exercise of employee stock options. Does not include 184,722 Common Shares subject to options which are not exercisable within 60 days.

(14) Includes 160,278 Common Shares issuable upon the exercise of employee stock options. Does not include 184,722 Common Shares subject to options which are not exercisable within 60 days.

(15) Includes 165,278 Common Shares issuable upon the exercise of employee stock options. Does not include 184,722 Common Shares subject to options which are not exercisable within 60 days.

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

     In 1997, a wholly-owned subsidiary of the Company purchased an interest in certain real property and associated royalty rights adjacent to its Taro landfill, located in Stoney Creek, Ontario for a purchase price of $5.08 million from AIC Holdings Inc., a company in which Roy Cairns, a director of the Company, owns a part interest.

     During 1997, the Company paid approximately $2.4 million to Cole Carriers Corp. ("Coles"), a commercial trucking company controlled by Philip Fracassi and Allen Fracassi, officers and directors of the Company, for truck transportation services rendered by Coles to the Company.

     The law firm of Turkstra, Mazza, Associates, of which Herman Turkstra is an associate, provided services to the Company in 1997. Fees paid to members of the firm in 1997 totalled Cdn$570,212.

     As at May 15, 1998, the aggregate amount of indebtedness due to the Company from all current or former officers, directors and employees was $515,000, consisting of the outstanding balance of a loan made to Allen Fracassi, the President and Chief Executive Officer of the Company, for the purpose of purchasing a home. The loan is unsecured, non-interest bearing and payable on demand.

INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS

     As at May 15, 1998, the aggregate amount of indebtedness (other than routine indebtedness) due to the Corporation from all current or former officers, directors and employees was $515,000.

   TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS

                                                                    LARGEST AMOUNT
                                                                  OUTSTANDING DURING
                                             INVOLVEMENT OF       FISCAL YEAR ENDED     AMOUNT OUTSTANDING
     NAME AND PRINCIPAL POSITION          ISSUER OR SUBSIDIARY    DECEMBER 31, 1997     AS AT MAY 15, 1998
     ---------------------------          --------------------    ------------------    ------------------
ALLEN FRACASSI(1)(2)..................           Lender                $515,000              $515,000
President and Chief Executive Officer

---------------

NOTES:

(1) The loan was made for the purpose of purchasing a home, is unsecured, non-interest bearing and is due on demand.

(2) Allen Fracassi resigned from the position of President and Chief Executive Officer on May 7, 1998 and was appointed Executive Vice Chairman of Philip on same date.

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

ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULE

     The Financial Statement Schedule appears on page 64 of this Form 10-K.

ITEM 14(A)3.  LIST OF EXHIBITS

EXHIBIT
NUMBER    NOTES                           DESCRIPTION
-------   -----                           -----------
  3.1*            Articles of Amalgamation of Lincoln Waste Management Inc.
                  (previous name of the Registrant) dated April 15, 1991
  3.2*            Articles of Amendment of the Registrant dated June 26, 1991
  3.3*            Articles of Amendment of the Registrant dated July 10, 991
  3.4*            Articles of Amendment of the Registrant dated May 22, 1997
  3.5*            Bylaws of Lincoln Waste Management Inc. (previous name of
                  the Registrant) dated August 16, 1990
  4.1*            Indenture dated as of June 1, 1989, 7% Convertible
                  Subordinated Debentures due 2014 between Allwaste, Inc. and
                  Texas Commerce Trust Company of New York
  4.2*            Specimen of Common Stock Certificate
 10.1*            1991 Stock Option Plan
 10.2*            1997 Amended and Restated Stock Option Plan
 10.3*            Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
                  (previous name of Registrant) and Montreal Trust Company of
                  Canada
 10.4+            Credit Agreement dated as of August 11, 1997 among Philip
                  Services Corp., Philip Environmental (Delaware), Inc.,
                  Canadian Imperial Bank of Commerce, Bankers Trust Company,
                  Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
                  Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
 10.5*            Amending Agreement No. 1 to the Credit Agreement dated as of
                  August 11, 1997 among Philip Services Corp., Philip Services
                  (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
 10.6*            Amending Agreement No. 2 to the Credit Agreement dated as of
                  August 11, 1997 among Philip Services Corp., Philip Services
                  (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
  21 *            Subsidiaries of the Registrant
  27              Financial Data Schedule

---------------

+ incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1
 (Registration Statement No. 333-36549)

* filed previously

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

     Form 8-K/A dated December 24, 1997 amending the October 27, 1997 8-K relating to the Luria Bros. acquisition.

     Form 8-K dated January 27, 1998 relating to the Company's press releases in relation to its strategic plan for 1998 and 1997 year end charge to earnings.

     Form 8-K dated April 24, 1998 relating to the Company's press release in relation to its financial statements for the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15th, 1998                      PHILIP SERVICES CORP.

                                          By:        /s/ COLIN SOULE
                                                        Colin Soule
                                                  Executive Vice President
                                                General Counsel and Company
                                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 SIGNATURES                                    TITLE                       DATE
                 ----------                                    -----                       ----
               /s/ ROY CAIRNS                       Director                          May 15th, 1998
---------------------------------------------
                 Roy Cairns

              /s/ NORMAN FOSTER                     Director                          May 15th, 1998
---------------------------------------------
                Norman Foster

             /s/ ALLEN FRACASSI                     Executive Vice-Chairman and       May 15th, 1998
---------------------------------------------       Director
               Allen Fracassi

             /s/ PHILIP FRACASSI                    Director                          May 15th, 1998
---------------------------------------------
               Philip Fracassi

            /s/ WILLIAM E. HAYNES                   Director                          May 15th, 1998
---------------------------------------------
              William E. Haynes

            /s/ ROBERT L. KNAUSS                    Chairman and Director             May 15th, 1998
---------------------------------------------
              Robert L. Knauss

               /s/ FELIX PARDO                      Director                          May 15th, 1998
---------------------------------------------
                 Felix Pardo

              /s/ DERRICK ROLFE                     Director                          May 15th, 1998
---------------------------------------------
                Derrick Rolfe

             /s/ HERMAN TURKSTRA                    Director                          May 15th, 1998
---------------------------------------------
               Herman Turkstra

                             PHILIP SERVICES CORP.

VALUATION AND QUALIFYING ACCOUNTS                                    SCHEDULE II

            COLUMN A                 COLUMN B       COLUMN C -- ADDITIONS         COLUMN D        COLUMN E
            --------               ------------   --------------------------   --------------   ------------
                                     BALANCE,     CHARGED TO     CHARGED TO
                                   BEGINNING OF    COSTS AND       OTHER                        BALANCE, END
           DESCRIPTION                PERIOD       EXPENSES     ACCOUNTS (1)   DEDUCTIONS (2)    OF PERIOD
           -----------             ------------   -----------   ------------   --------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1997................   (5,906,845)   (11,858,056)  (13,652,894)     6,358,894      (25,058,901)
December 31, 1996................   (4,057,582)    (1,947,220)     (728,809)       826,766       (5,906,845)
December 31, 1995................   (3,548,511)    (1,369,863)           --        860,792       (4,057,582)

---------------

(1) Opening balances in companies acquired in the year

(2) Write-off of uncollectible accounts

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1*      Articles of Amalgamation of Lincoln Waste Management Inc.
              (previous name of the Registrant) dated April 15, 1991......
    3.2*      Articles of Amendment of the Registrant dated June 26,
              1991........................................................
    3.3*      Articles of Amendment of the Registrant dated July 10,
              1991........................................................
    3.4*      Articles of Amendment of the Registrant dated May 22,
              1997........................................................
    3.5*      Bylaws of Lincoln Waste Management Inc. (previous name of
              the Registrant) dated August 16, 1990.......................
    4.1*      Indenture dated as of June 1, 1989, 7% Convertible
              Subordinated Debentures due 2014 between Allwaste, Inc. and
              Texas Commerce Trust Company of New York....................
    4.2*      Specimen of Common Stock Certificate........................
   10.1*      1991 Stock Option Plan......................................
   10.2*      1997 Amended and Restated Stock Option Plan.................
   10.3*      Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
              (previous name of Registrant) and Montreal Trust Company of
              Canada......................................................
   10.4+      Credit Agreement dated as of August 11, 1997 among Philip
              Services Corp., Philip Environmental (Delaware), Inc.,
              Canadian Imperial Bank of Commerce, Bankers Trust Company,
              Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
              Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders.....
   10.5*      Amending Agreement No. 1 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997......................................
   10.6*      Amending Agreement No. 2 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998.....................................
    21 *      Subsidiaries of the Registrant..............................
    27        Financial Data Schedule.....................................

---------------

+ incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1
 (Registration Statement No. 333-36549)

* filed previously