Form 10-Q
period 1998-03-31
PHILIP SERVICES CORP
filed 1998-05-18
CIK 894076

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     The number of shares of Common Shares of the Registrant, outstanding at May 11 1998 was 131,146,196.

================================================================================

                                  REPORT INDEX

                     PART AND ITEM NO.                        PAGE NO.
                     -----------------                        --------
PART I -- Financial Information
  Item 1 -- Financial Statements
  Consolidated Balance Sheets as of March 31, 1998
     (unaudited) and December 31, 1997......................
  Consolidated Statements of Earnings for the Three Months
     Ended March 31, 1998 and March 31, 1997 (unaudited)....
  Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1998 and March 31, 1997 (unaudited)....
  Notes to Consolidated Financial Statements (unaudited)....
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations..................................
PART II -- Other Information
  Item 1 -- Legal Proceedings...............................
  Item 2 -- Changes in Securities...........................
  Item 3 -- Defaults upon Senior Securities.................
  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................
  Item 5 -- Other Information...............................
  Item 6 -- Exhibits and Reports on Form 8-K................
Signature...................................................

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                 MARCH 31     DECEMBER 31
                                                                   1998          1997
                                                                ----------    -----------
                                                                (UNAUDITED)   (RESTATED)
                           ASSETS
Current Assets:
  Cash and equivalents......................................    $      362    $   48,809
  Accounts receivable (net of allowance for doubtful
     accounts of $25,588, December 31, 1997 -- $25,059).....       568,478       535,052
  Inventory for resale......................................       188,530       223,613
  Other current assets......................................       111,159        66,898
                                                                ----------    ----------
                                                                   868,529       874,372
Fixed assets................................................       599,600       605,710
Goodwill....................................................     1,116,685     1,089,649
Deferred income taxes.......................................        87,430        86,468
Other assets................................................       170,718       167,174
                                                                ----------    ----------
                                                                $2,842,962    $2,823,373
                                                                ==========    ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  260,144    $  271,726
  Accrued liabilities.......................................       164,788       190,741
  Current maturities of long-term debt......................        17,081        47,166
                                                                ----------    ----------
                                                                   442,013       509,633
Long-term debt..............................................     1,054,621       966,995
Other liabilities...........................................       127,122       129,804
Contingencies
Shareholders' equity........................................     1,219,206     1,216,941
                                                                ----------    ----------
                                                                $2,842,962    $2,823,373
                                                                ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
        (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      FOR THE
                                                                 THREE MONTHS ENDED
                                                                --------------------
                                                                MARCH 31    MARCH 31
                                                                  1998        1997
                                                                --------    --------
Revenue
  Metals services...........................................    $394,319    $202,958
  Industrial services.......................................     281,912      66,643
                                                                --------    --------
                                                                 676,231     269,601
Operating expenses..........................................     595,997     230,996
Special charges.............................................          --      (4,248)
Selling, general and administrative costs...................      54,278      23,578
Depreciation and amortization...............................      27,362       8,450
                                                                --------    --------
Income (loss) from operations...............................      (1,406)     10,825
Interest expense............................................      19,417       6,016
Other income and expense -- net.............................     (16,129)     (3,375)
                                                                --------    --------
Earnings (loss) before tax..................................      (4,694)      8,184
Income taxes................................................      (4,129)      1,796
                                                                --------    --------
Net earnings (loss).........................................    $   (565)   $  6,388
                                                                ========    ========
Basic earnings per share....................................    $     --    $   0.09
Diluted earnings per share..................................    $     --    $   0.09
Weighted average number of common shares outstanding
  (000's)...................................................     131,092      70,610
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                                                             FOR THE
                                                                        THREE MONTHS ENDED
                                                                ----------------------------------
                                                                   MARCH 31           MARCH 31
                                                                     1998               1997
                                                                ---------------    ---------------
OPERATING ACTIVITIES
Net earnings (loss).........................................    $          (565)   $         6,388
Items included in earnings not affecting cash
  Depreciation and amortization.............................             20,186              6,589
  Amortization of goodwill..................................              7,176              1,861
  Deferred income taxes.....................................               (962)            (4,309)
  Gain on sale of assets....................................                 --             (2,800)
                                                                ---------------    ---------------
Cash flow from operations...................................             25,835              7,729
Changes in non-cash working capital.........................            (78,199)           (65,506)
                                                                ---------------    ---------------
Cash used in operating activities...........................            (52,364)           (57,777)
                                                                ---------------    ---------------
INVESTING ACTIVITIES
Proceeds from sale of solid waste operations................                 --             19,800
Acquisitions -- including acquired cash (bank
  indebtedness).............................................            (22,606)           (78,047)
Purchase of fixed assets....................................            (22,984)           (13,217)
Proceeds from sale of fixed assets..........................             17,045                 --
Other.......................................................             (9,795)            (1,373)
                                                                ---------------    ---------------
Cash used in investing activities...........................            (38,340)           (72,837)
                                                                ---------------    ---------------
FINANCING ACTIVITIES
Proceeds from long-term debt................................            109,395            149,644
Principal payments on long-term debt........................            (67,557)           (25,264)
Common shares issued........................................                419              2,705
                                                                ---------------    ---------------
Cash provided by financing activities.......................             42,257            127,085
                                                                ---------------    ---------------
Net change in cash for the period...........................            (48,447)            (3,529)
Cash position, beginning of period..........................             48,809              6,044
                                                                ---------------    ---------------
Cash position, end of period................................    $           362    $         2,515
                                                                ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Philip Services Corp. and its subsidiaries (the "Company") and have been prepared in US dollars using accounting principles generally accepted in the United States. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1997.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended March 31, 1998 and March 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the Company's estimates.

(2) SPECIAL CHARGES (in thousands)

     The financial results for the three months ended March 31, 1997 have been effected by the following:

     In January 1998, the Company discovered previously incurred but unrecorded trading losses resulting from unauthorized trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended December 31, 1997. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The March 31, 1997 statement of earnings reflects as special charges a net trading gain of $4.2 million relating to this activity.

(3) ACQUISITIONS

     During the three months ended March 31, 1998, the Company acquired two businesses. During 1997, the Company acquired over 30 businesses, including Allwaste Inc. ("Allwaste") and Luria Brothers ("Luria"). Allwaste, an integrated provider of industrial and environmental services based in Houston, Texas was acquired on July 31, 1997 for a total consideration of $443.8 million, paid for by the issuance of approximately 23 million common shares. Luria, based in Cleveland, Ohio was acquired on October 10, 1997 for total cash consideration of $175.3 million.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     All business combinations have been accounted for using the purchase method of accounting and are summarized below (in thousands):

                                                                MARCH 31    DECEMBER 31,
                                                                  1998          1997
                                                                --------    ------------
Purchase consideration
  Cash......................................................    $ 14,511     $  560,489
  Company's common shares...................................          --        602,632
  Deferred payments and long-term debt......................         189         22,828
  Acquisition costs and accruals............................       1,057         83,505
                                                                --------     ----------
                                                                $ 15,757     $1,269,454
                                                                ========     ==========
Fair value of net assets acquired
  Cash (bank indebtedness)..................................    $ (7,112)    $    1,644
  Long-term debt............................................     (11,934)      (228,365)
  Assets, excluding cash & intangibles......................      34,195        878,460
  Liabilities...............................................     (22,068)      (350,001)
  Goodwill..................................................      22,676        940,534
  Other intangibles.........................................          --         27,182
                                                                --------     ----------
                                                                $ 15,757     $1,269,454
                                                                ========     ==========

(4) LONG-TERM DEBT (in thousands)

                                                                 MARCH 31     DECEMBER 31,
                                                                   1998           1997
                                                                ----------    ------------
Bank term loan (a)..........................................    $  979,400     $  897,352
Convertible subordinated debentures.........................        30,636         25,625
Loans bearing interest at a weighted average fixed rate of
  6.6% maturing at various dates up to 2020.................        15,277         19,627
Loans bearing interest at prime plus a weighted average
  floating rate of 0.80% maturing at various dates up to
  2007......................................................         3,746          6,582
Loans unsecured, bearing interest at prime plus a weighted
  average floating rate of 5.4%, maturing at various dates
  up to 2001................................................        21,707         21,908
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................        19,626         15,793
Product financing loan......................................            --         25,973
Other.......................................................         1,310          1,301
                                                                ----------     ----------
                                                                 1,071,702      1,014,161
Less current maturities of long-term debt...................        17,081         47,166
                                                                ----------     ----------
                                                                $1,054,621     $  966,995
                                                                ==========     ==========

(a) In August 1997, the Company signed a $1.5 billion revolving credit agreement which was amended in October 1997 and February 1998 (the "Credit Facility") with a syndicate of international lenders which replaced the 1996 revolving term loan agreement and refinanced certain other long-term debt. The Credit

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     Facility expires in August of 2002, and contains certain restrictive covenants and financial covenants including the following:

     - the Company must meet interest ratio coverage tests as well as total debt and fixed charge ratio coverage tests

     -  the Company must maintain a prescribed level of working capital

     -  acquisitions by the Company are subject to lenders approval

     At March 31, 1998 the Company believes it is in compliance with the provisions of the Credit Facility.

     Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company's wholly owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities, and all the present and future assets, held by the Company in all of its subsidiaries. The Credit Facility bears interest based on a moving grid. At March 31, 1998, the Company was paying approximately 7.3% on these borrowings.

     At March 31, 1998, the Company had undrawn credit capacity under the Credit Facility of approximately $458 million, net of outstanding letters of credit which amounted to $62 million.

(5)  SHAREHOLDERS' EQUITY (in thousands, except number of shares)

                                                                 MARCH 31     DECEMBER 31
                                                                   1998          1997
                                                                ----------    -----------
Share capital...............................................    $1,348,485    $1,348,066
Retained earnings...........................................       (86,839)      (86,274)
Cumulative foreign currency translation adjustment..........       (42,440)      (44,851)
                                                                ----------    ----------
                                                                $1,219,206    $1,216,941
                                                                ==========    ==========

     The issued capital of the Company is comprised of the following:

                                                                     COMMON SHARES
                                                                ------------------------
                                                                  NUMBER        AMOUNT
                                                                ----------    ----------
Balance -- December 31, 1997................................    131,058,393   $1,348,066
Share options exercised for cash............................        62,410           389
Other.......................................................         1,540            30
                                                                ----------    ----------
Balance -- March 31, 1998...................................    131,122,343   $1,348,485
                                                                ==========    ==========

(6)  CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Accounts receivable.........................................    $(22,466)   $(16,299)
Inventory for resale........................................      35,083      (9,956)
Other.......................................................     (33,109)     14,654
Accounts payable and accrued liabilities....................     (58,017)    (54,998)
Income taxes................................................         310       1,093
                                                                --------    --------
Additional working capital provided by changes in non-cash
  working capital...........................................    $(78,199)   $(65,506)
                                                                ========    ========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(7) STATEMENTS OF CASH FLOWS (in thousands)

     The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 1998 and 1997 are as follows:

                                                                   MARCH 31           MARCH 31
                                                                     1998               1997
                                                                ---------------    ---------------
Supplemental Disclosures:
  Interest paid.............................................    $        16,375    $         5,573
  Income taxes paid.........................................                 --                560
Non Cash Transactions:
  Common stock issued in acquisitions.......................                 --             13,608
  Capital leases and debt obligations for the purchase of
     property and equipment.................................              2,764              4,735
  Debt and liabilities incurred or assumed in
     acquisitions...........................................                189              1,300

(8) COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                                             FOR THE
                                                                        THREE MONTHS ENDED
                                                                ----------------------------------
                                                                   MARCH 31           MARCH 31
                                                                     1998               1997
                                                                ---------------    ---------------
Net earnings (loss) for the period..........................    $          (565)   $         6,388
Interest from conversion of subordinated convertible
  debentures................................................                 --                 --
                                                                ---------------    ---------------
Net earnings (loss) for the period -- diluted...............    $          (565)   $         6,388
                                                                ===============    ===============
Number of common shares outstanding.........................            131,122             71,116
Effect of using weighted average common shares
  outstanding...............................................                (30)              (506)
                                                                ---------------    ---------------
Basic weighted average number of common shares
  outstanding...............................................            131,092             70,610
Effect from conversion of common stock equivalents..........                 --              2,030
                                                                ---------------    ---------------
Diluted weighted average number of common shares
  outstanding...............................................            131,092             72,640
                                                                ===============    ===============

(9) SEGMENTED INFORMATION (in thousands)

     The Company has two principle business segments, Industrial Services and Metals Services. The Industrial Services segment provides on-site industrial services, environmental services and utilities management as well as by-products recovery and processing. The Metals Services segment has three primary business operations being ferrous, non-ferrous and copper operations. Segmentation of the business is as follows:

                                           FOR THE THREE MONTHS ENDED
                               ---------------------------------------------------
                                                 MARCH 31, 1998
                               ---------------------------------------------------
                               INDUSTRIAL     METALS      CORPORATE
                                SERVICES     SERVICES    HEADQUARTERS     TOTAL
                               ----------   ----------   ------------   ----------
Revenue.....................   $  281,912   $  394,319    $      --     $  676,231
Income (loss) from
  operations................       11,097       (7,469)      (5,034)        (1,406)
Total assets................    1,973,456    1,448,351     (578,845)     2,842,962
Depreciation and
  amortization..............       14,659       10,249        2,454         27,362
Capital expenditures........       14,144       11,359          245         25,748
Equity investments..........       33,061        3,166           --         36,227

                                         FOR THE THREE MONTHS ENDED
                              -------------------------------------------------
                                               MARCH 31, 1997
                              -------------------------------------------------
                              INDUSTRIAL    METALS     CORPORATE
                               SERVICES    SERVICES   HEADQUARTERS     TOTAL
                              ----------   --------   ------------   ----------
Revenue.....................   $ 66,643    $202,958     $     --     $  269,601
Income (loss) from
  operations................     (2,388)     17,697       (4,484)        10,825
Total assets................    382,100     482,263      233,735      1,098,098
Depreciation and
  amortization..............      4,110       2,273        2,067          8,450
Capital expenditures........      4,759      10,630        2,563         17,952
Equity investments..........         --          --           --             --

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(10) CONTINGENCIES (in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations since its business is based on compliance with environmental laws and regulations.

     Certain of the Company's facilities are contaminated as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $59,824.

     As well, certain subsidiaries acquired by the Company have been named as a potentially responsible or liable party in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of situations the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has estimated its liability to remediate these sites to be $5,056.

(b) The Company is aware of 23 separate class actions which have been filed against it and various directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common stock. The Company has conducted a review of the claims and has determined that it is premature to express an opinion in respect of the claims. The Company intends to vigorously defend all claims.

(c) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

                     PHILIP SERVICES CORP. AND SUBSIDIARIES

             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three months ended March 31, 1998 and 1997 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997. The Company reports in U.S. dollars and in accordance with U.S. generally accepted accounting principles.

INTRODUCTION

     The Company is a supplier of metals and industrial services. The Company has over 320 operating facilities and over 14,000 employees located throughout North America and Europe, that provide services to approximately 50,000 industrial and commercial customers. The Company has achieved its position in the metals recovery and industrial services market through internal growth and through the acquisition and integration of over 40 companies since the beginning of 1996. The Company's primary base of operations is in the United States.

     The Company's business is organized into two principle operating divisions -- the Metals Services Group and the Industrial Services Group. The Metals Services Group processes or recycles ferrous scrap materials (the "Ferrous Operations") and non-ferrous scrap materials at multiple locations throughout North America and Europe. The Ferrous Operations include the collection and processing of ferrous scrap materials primarily for shipment to steel mills and also includes the processing and distribution of structural steel products. Non-ferrous operations include the refining of second grade copper into prime ingot as well as the processing of aluminum dross to recover primary aluminum and the production of deoxidizing products and alloys from aluminum scrap for reuse in the steel and automotive industries respectively. Copper operations process wire and cable scrap to recover copper. Both the ferrous and non-ferrous operations of Philip provide significant brokerage services for scrap materials and primary metals including ferrous, copper, and aluminum. The Metals Services Group services the steel, telecommunications, aluminum, wire and cable and automotive industry sectors.

     The Industrial Services Group provides industrial outsourcing services by-products recovery and environmental services through a network of over 250 facilities in North America and Europe. Specific services include on-site industrial services, environmental services and utilities management. On-site industrial services include cleaning and maintenance, waste collection and transportation, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. Environmental services range from decommissioning and remediation to emergency response and analytical services. Utilities management services include industrial and municipal water and wastewater treatment plans, power plants and related infrastructure. The Industrial Services Group also provides by-products recovery services, which include distillation, fuel blending, and the processing of organic and inorganic materials. The Industrial Services Group services the automotive, chemical, food, beverage, oil and gas, paint and coatings, petrochemical and pulp and paper industry sectors, as well as public sector clients responsible for water and wastewater treatment.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue.

                                                                THREE MONTHS ENDED MARCH 31
                                                               -----------------------------
                                                                   1998            1997
                                                               -------------   -------------
                                                                       ($ MILLIONS)
Revenue
  Metals services...........................................   $394.3    58%   $203.0    75%
  Industrial services.......................................    281.9    42%     66.6    25%
                                                               ------   ----   ------   ----
                                                                676.2   100%    269.6   100%
Operating expenses..........................................    596.0    88%    231.0    86%
Special charges.............................................       --     --     (4.2)   (2%)
Selling, general and administrative.........................     54.3     8%     23.6     9%
Depreciation and amortization...............................     27.3     4%      8.4     3%
                                                               ------   ----   ------   ----
Income (loss) from operations...............................     (1.4)    0%    (10.8)    4%
Interest expense............................................     19.4     3%      6.0     2%
Other income and expense -- net.............................    (16.1)   (2%)    (3.4)   (1%)
                                                               ------   ----   ------   ----
Earnings (loss) before tax..................................     (4.7)   (1%)     8.2     3%
Income taxes................................................     (4.1)   (1%)     1.8     1%
                                                               ------   ----   ------   ----
Net earnings (loss).........................................   $ (0.6)    --   $  6.4     2%
                                                               ======   ====   ======   ====

NET EARNINGS

     For the three months ended March 31, 1998, the Company incurred a loss of $0.6 million or $0.00 per share on a diluted basis. This compares to net earnings of $6.4 million and $0.09 per share on a diluted basis for the three months ended March 31, 1997.

REVENUE

     Consolidated revenue for the three months ended March 31, 1998 compared with the same period in 1997 is shown in the following table:

                                                                THREE MONTHS ENDED MARCH 31
                                                               -----------------------------
                                                                1998     %      1997     %
                                                               ------   ----   ------   ----
                                                                       ($ MILLIONS)
Metals Services.............................................   $394.3    58%   $203.0    75%
Industrial Services.........................................    281.9    42%     66.6    25%
                                                               ------   ----   ------   ----
Total.......................................................   $676.2   100%   $269.6   100%
                                                               ======   ====   ======   ====

     The 150% increase in consolidated revenue for the three months ended March 31, 1998 was attributable to the net effect of internal growth of approximately $33 million, approximately $400 million from acquisitions and a decrease in revenue in the copper business of approximately $26 million.

     The Industrial Services Group revenue for the three months ended March 31, 1998, increased by $215.3 compared with the same period in 1997. The acquisitions of Allwaste and Serv-Tech as well as 13 other new businesses contributed approximately $200 million of the revenue increase. The remainder of the increase, or approximately $15 million came from the expansion of service offerings of existing businesses.

     The Metals Services Group revenue for the three months ended March 31, 1998 reflects an increase in revenue of $191.3 million compared with the same period in 1997. The acquisition of Luria Brothers in

October 1997 as well as the acquisition of 10 other businesses contributed approximately $200 million of the increase.

OPERATING EXPENSES

     Operating expenses for the three months ended March 31, 1998 were $596.0 million, an increase of $365.0 million or 158% over in the same period in 1997. As a percentage of revenue, operating expenses increased from 86% in the first quarter of 1997 to 88% in the same period of 1998. This increase is the result of the recording of special and non-recurring charges in operating expenses which are discussed below.

OPERATING RESULTS

     The operating results for the Metals Services Group reflect the following:

                                                         FOR THE THREE MONTHS ENDED
                               -------------------------------------------------------------------------------
                                           MARCH 31, 1998                           MARCH 31, 1997
                               --------------------------------------   --------------------------------------
                               FERROUS   NON-FERROUS   COPPER   TOTAL   FERROUS   NON-FERROUS   COPPER   TOTAL
                               -------   -----------   ------   -----   -------   -----------   ------   -----
                                                                ($ MILLIONS)
Revenue......................   263.4       115.3       15.6    394.3     84.0        77.7       41.3    203.0
Income (loss) from
  operations.................    14.3         2.3      (24.1)    (7.5)     6.7         3.5        7.5     17.7

     The ferrous operations revenue and income from operations were below the Company's expectations, mainly reflecting declining scrap prices. The declining prices were largely attributable to reduced shipments of domestic scrap material to Asian markets causing an oversupply in the United States. Non-ferrous operations results exceeded expectations due mainly to unusually strong pricing for aluminum. Comparisons to prior year results for these business operations is effected by acquisitions completed in late 1997 which significantly changed the magnitude and the mix of operations.

     Revenue and income from the copper operations for the three months ended March 31, 1998 were significantly less than the same period in the prior year. A significant portion of the copper business, which includes the scrap copper wire and cable processing operations maintained primarily in the Company's Hamilton, Ontario yards, will be liquidated or sold. In the first quarter of 1998, yields from processing and selling copper piles were lower than anticipated which contributed to the operating loss. Further, the Company realized lower than expected prices on the sale of copper inventories which were liquidated in the first quarter of 1998, and may realize lower than expected prices as it liquidates the remaining copper inventory on hand at March 31, 1998 associated with this component of the business. The amount of future losses within this division which are likely to occur as the Company exits this business, is presently unknown.

     The operating results for the Industrial Services Group reflect the following:

                                                            FOR THE THREE MONTHS ENDED
                                         -----------------------------------------------------------------
                                                 MARCH 31, 1998                    MARCH 31, 1997
                                         -------------------------------   -------------------------------
                                         BY-PRODUCTS   OTHER ISG   TOTAL   BY-PRODUCTS   OTHER ISG   TOTAL
                                         -----------   ---------   -----   -----------   ---------   -----
Revenue................................     51.3         230.6     281.9      41.4          25.3      66.7
Income (loss) from operations..........     (2.6)         13.7      11.1      (2.6)          0.2      (2.4)

     Industrial Services operations, other than by-products, performed close to budget at the gross margin level, however, selling general and administrative costs were significantly higher than planned. The higher selling, general and administrative costs were experienced due to the lag incurred in the execution of the Company's planned cost-reduction programs. The acquisitions of Allwaste and Serv-Tech as well as 13 other business has caused the significant increase in revenue and income from operations in the three months ended March 31, 1998 compared to the same period in 1997.

     The by-products operations continue to encounter very competitive market conditions which created an operating loss in the first quarter of 1998 and 1997. These industry conditions are expected to continue for the foreseeable future.

SPECIAL CHARGES

     In January 1998, the Company discovered previously incurred but unrecorded trading losses resulting from unauthorized trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended December 31, 1997. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The March 31, 1997 statement of earnings reflects as special charges a net trading gain of $4.2 million relating to this activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 1998 were $54.3 million, representing an increase of $30.7 million or 130.1% over 1997. The increase is attributable to the consolidation of selling, general and administrative expenses of companies acquired and to the addition of sales and marketing staff and corporate staff to manage the increased volume of business. However, as a percentage of revenue, selling, general and administrative expenses decreased to 8% of consolidated revenue in 1998 compared to 9% in the same period in 1997. This is due to the fact that selling, general and administrative costs in the Metals Services Group, as a percentage of revenue, were lower than these same costs for Industrial Services Group businesses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill for the three months ended March 31, 1998 was $27.4 million, representing an increase of $19.0 million over the same period in 1997 due to acquisitions completed by the Company in the prior year.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 1998 was $19.4 million, representing an increase of $13.4 million over 1997. This increase was primarily attributable to increased borrowings to finance the Company's growth by acquisition and fixed asset expansion, together with working capital requirements to support the Company's increased revenue base.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the three months ended March 31, 1998 includes a net gain of $14.7 million before tax received on the termination of the merger agreement to acquire Safety-Kleen Corp.

     Other income and expense -- net for the three months ended March 31, 1997 includes a $2.8 million gain before tax on the sale of shares received as part of the proceeds on the sale of the municipal and commercial solid waste business in 1996. The shares, which were restricted at the time of receipt, were sold by the company in February 1997 following the removal of the restriction.

INCOME TAXES

     The Company recorded income taxes recoverable in the three months ended March 31, 1998 due to the deduction, for income tax purposes, of losses.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     At March 31, 1998, the Company's working capital was $426.5 million, representing an increase of $61.8 million from December 31, 1997. Inventory for resale is a significant component of the working capital at March 31, 1998 and has decreased by $35 million since December 31, 1997. In addition, at March 31, 1998, accounts receivable were $33 million higher than December 31, 1997, due in part to $16 million of accounts receivable acquired as part of new business combinations.

     In August 1997, the Company signed a five year term, revolving credit agreement which was amended in October 1997 and February 1998 ("the Credit Facility") with a syndicate of international lenders which provides up to $1.5 billion in borrowings, subject to compliance with specified availability tests. Borrowings under the credit agreement are guaranteed by the Company's wholly-owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities and all the present and future assets held by the Company in all of its subsidiaries.

     At March 31, 1998, the Company had undrawn credit capacity under this facility of approximately $458 million, net of letters of credit outstanding, which amounted to $62 million.

     The Company believes that cash generated from operations, together with amounts available under the Credit Facility, will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures were $25 million during the first three months of 1998 compared to $18 million during the first three months of 1997.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (1) heightened competition, including the intensification of price competition and the entry of new competitors; (2) adverse state, federal and Canadian legislation and regulation; (3) failure to obtain new customers or retain existing customers; (4) inability to carry out marketing and/or expansion plans; (5) failure to successfully integrate acquired businesses and/or to acquire additional businesses on favorable terms; (6) loss of key executives; (7) changes in interest rates; (8) general economic and business conditions which are less favorable than expected and (9) unanticipated changes in industry trends. These factors and other risks are discussed in the Company's Prospectus dated November 6, 1997 included in its Registration Statement on Form S-1 (File No. 333-36549) and from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities.

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

     As at the date of this Form 10-Q, the Company is aware of twenty-three separate class actions which have been filed against the Company and various directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of US federal securities laws (provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common stock. The Company has conducted a review of the claims and has determined that it is premature to express an opinion in respect of the claims. The Company intends to vigorously defend all claims. There can be no assurance that the outcome of these actions will not have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 2: CHANGES IN SECURITIES

(C) SALES OF UNREGISTERED SECURITIES

     On February 2, 1998, the Company issued 1,381 common shares in connection with the conversion of 7.25% Convertible Subordinated Debentures assumed by Philip pursuant to the Allwaste, Inc acquisition. The transaction was exempt under Section 3(a)(9) of the Securities Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the first quarter of the fiscal year ending December 31, 1998.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
NUMBER     NOTES                            DESCRIPTION
-------    -----                            -----------
   3.1*             Articles of Amalgamation of Lincoln Waste Management Inc.
                    (previous name of the Registrant) dated April 15, 1991
   3.2*             Articles of Amendment of the Registrant dated June 26, 1991
   3.3*             Articles of Amendment of the Registrant dated July 10, 1991
   3.4*             Articles of Amendment of the Registrant dated May 22, 1997
   3.5*             Bylaws of Lincoln Waste Management Inc. (previous name of
                    the Registrant) dated August 16, 1990
   4.1*             Indenture dated as of June 1, 1989, 7% Convertible
                    Subordinated Debentures due 2014 between Allwaste, Inc. and
                    Texas Commerce Trust Company of New York
   4.2*             Specimen of Common Stock Certificate
  10.1*             1991 Stock Option Plan
  10.2*             1997 Amended and Restated Stock Option Plan
  10.3*             Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
                    (previous name of Registrant) and Montreal Trust Company of
                    Canada
  10.4+             Credit Agreement dated as of August 11, 1997 among Philip
                    Services Corp., Philip Environmental (Delaware), Inc.,
                    Canadian Imperial Bank of Commerce, Bankers Trust Company,
                    Dresdner Bank of Canada, Dresdner Bank AG/New York/ New York
                    Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
  10.5*             Amending Agreement No. 1 to the Credit Agreement dated as of
                    August 11, 1997 among Philip Services Corp., Philip Services
                    (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
  10.6*             Amending Agreement No. 2 to the Credit Agreement dated as of
                    August 11, 1997 among Philip Services Corp., Philip Services
                    (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
     27             Financial Data Schedule

---------------

+ incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1 (Registration Statement No. 333-36549)

* incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(B) REPORTS ON FORM 8-K

     Form 8-K dated January 27, 1998 relating to the Company's press releases in relation to its strategic plan for 1998 and 1997 year end charges to earnings.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Philip Services Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP SERVICES CORP.

                                          By:        /s/ GRAHAM HOEY
                                            ------------------------------------
                                                        Graham Hoey
                                               Senior Vice President, Finance

Dated: May 15, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION                           PAGE NO.
-------                          -----------                           --------
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

---------------

+ Incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1 (Registration Statement No. 333-36549).

* Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.