Form 10-Q
period 1998-06-30
PHILIP SERVICES CORP
filed 1998-08-14
CIK 894076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     The number of shares of Common Shares of the Registrant, outstanding at August 10, 1998 was 131,143,854.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REPORT INDEX

                     PART AND ITEM NO.                        PAGE NO.
                     -----------------                        --------
PART I -- Financial Information
  Item 1 -- Financial Statements
  Consolidated Balance Sheets as of June 30, 1998
     (unaudited) and December 31, 1997......................      2
  Consolidated Statements of Earnings for the Three and Six
     Months Ended June 30, 1998 and June 30, 1997
     (unaudited)............................................      3
  Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1998 and June 30, 1997 (unaudited)......      4
  Notes to Consolidated Financial Statements (unaudited)....      5
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........     11
PART II -- Other Information
  Item 1 -- Legal Proceedings...............................     17
  Item 2 -- Changes in Securities...........................     17
  Item 3 -- Defaults upon Senior Securities.................     17
  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................     18
  Item 5 -- Other Information...............................     18
  Item 6 -- Exhibits and Reports on Form 8-K................     19
Signature...................................................     20

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1998           1997
                                                                ----------    ------------
                                                                (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and equivalents......................................    $   29,868     $   48,809
  Accounts receivable (net of allowance for doubtful
     accounts of $16,585; December 31, 1997 -- $25,059).....       565,149        535,052
  Inventory for resale......................................       126,747        223,613
  Other current assets......................................       101,618         66,898
                                                                ----------     ----------
                                                                   823,382        874,372
Fixed assets................................................       592,054        605,710
Goodwill....................................................     1,099,126      1,089,649
Deferred income taxes.......................................        76,867         86,468
Other assets................................................       181,450        167,174
                                                                ----------     ----------
                                                                $2,772,879     $2,823,373
                                                                ==========     ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................       219,531        271,726
  Accrued liabilities.......................................       166,524        190,741
  Current maturities of long-term debt......................     1,082,958         47,166
                                                                ----------     ----------
                                                                 1,469,013        509,633
Long-term debt..............................................        63,085        966,995
Other liabilities...........................................       109,337        129,804
Contingencies (Notes 1, 4 and 11)
Shareholders' equity........................................     1,131,444      1,216,941
                                                                ----------     ----------
                                                                $2,772,879     $2,823,373
                                                                ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
        (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        FOR THE                 FOR THE
                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Revenue
  Metals services.............................    $355,194    $258,788    $749,513    $461,746
  Industrial services.........................     330,466      94,969     612,378     161,612
                                                  --------    --------    --------    --------
                                                   685,660     353,757    1,361,891    623,358
Operating expenses............................     629,991     305,637    1,225,988    536,633
Special charges...............................          --        (318)         --      (4,566)
Selling, general and administrative costs.....      65,672      22,676     119,950      46,254
Depreciation and amortization.................      27,857       9,140      55,219      17,590
Write-off of goodwill.........................      11,506          --      11,506          --
                                                  --------    --------    --------    --------
Income (loss) from operations.................     (49,366)     16,622     (50,772)     27,447
Interest expense..............................      22,874       7,963      42,291      13,979
Other income and expense -- net...............      (2,336)       (676)    (18,465)     (4,051)
                                                  --------    --------    --------    --------
Earnings (loss) before tax....................     (69,904)      9,335     (74,598)     17,519
Income taxes..................................       3,109       1,849      (1,020)      3,645
                                                  --------    --------    --------    --------
Net earnings (loss)...........................    $(73,013)   $  7,486    $(73,578)   $ 13,874
                                                  ========    ========    ========    ========
Basic earnings per share......................    $  (0.56)   $   0.11    $  (0.56)   $   0.20
                                                  ========    ========    ========    ========
Diluted earnings per share....................    $  (0.56)   $   0.10    $  (0.56)   $   0.19
                                                  ========    ========    ========    ========
Weighted average number of common shares
  outstanding (000's).........................     131,141      71,327     131,117      70,970
                                                  ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                                                FOR THE SIX MONTHS ENDED
                                                                ------------------------
                                                                 JUNE 30,      JUNE 30,
                                                                   1998          1997
                                                                ----------    ----------
OPERATING ACTIVITIES
Net earnings (loss).........................................     $(73,578)     $ 13,874
Items included in earnings not affecting cash
  Depreciation and amortization.............................       40,557        13,844
  Amortization of goodwill..................................       14,662         3,746
  Deferred income taxes.....................................        9,303        (6,392)
  Loss (gain) on sale of assets.............................          352        (2,800)
  Write-off of goodwill.....................................       11,506            --
                                                                 --------      --------
Cash flow from operations...................................        2,802        22,272
Changes in non-cash working capital.........................      (55,942)      (90,871)
                                                                 --------      --------
Cash used in operating activities...........................      (53,140)      (68,599)
                                                                 --------      --------
INVESTING ACTIVITIES
Proceeds from sale of operations............................        9,922        19,800
Acquisitions - including acquired cash (bank
  indebtedness).............................................      (22,739)     (104,416)
Purchase of fixed assets....................................      (37,808)      (25,900)
Proceeds from sale of fixed assets..........................       17,045            --
Other.......................................................      (30,002)      (14,273)
                                                                 --------      --------
Cash used in investing activities...........................      (63,582)     (124,789)
                                                                 --------      --------
FINANCING ACTIVITIES
Proceeds from long-term debt................................      173,657       279,834
Principal payments on long-term debt........................      (76,442)      (87,784)
Common shares issued........................................          566         2,896
                                                                 --------      --------
Cash provided by financing activities.......................       97,781       194,946
                                                                 --------      --------
Net change in cash for the period...........................      (18,941)        1,558
Cash position, beginning of period..........................       48,809         6,044
                                                                 --------      --------
Cash position, end of period................................     $ 29,868      $  7,602
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

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended June 30, 1998 and June 30, 1997.

     As described in Note 4, the Company is currently not in compliance with the provisions of its credit agreement and therefore, certain amounts of debt previously recorded as long-term have been reclassified as current liabilities which has created a working capital deficiency. These consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will realize the carrying value of its assets and satisfy its obligations and commitments as they become due in the normal course of operations. The ability of the Company to continue operating in this manner is dependant on a number of factors, including the continuing financial support from the Company's lenders. Management is in active discussions with its lenders to secure appropriate financing arrangements while continuing to implement its operating and divestiture plans to ensure the long term viability of the Company. These consolidated interim financial statements do not reflect the adjustments and disclosures that would be necessary if the going concern assumption were not considered to be appropriate.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the Company's estimates.

(2) SPECIAL CHARGES (in thousands)

     The financial results for the three and six months ended June 30, 1997 have been affected by the following:

     In January of 1998, previously incurred but unrecorded trading losses resulting from unauthorized trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended December 31, 1997. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The statements of earnings for the three and six months ending June 30, 1997 reflect as special charges net trading gains of $318 and $4,566, respectively, relating to this activity.

(3) ACQUISITIONS

     During the six months ended June 30, 1998, the Company acquired three businesses. During 1997, the Company acquired over 30 businesses, including Allwaste Inc. ("Allwaste") and Luria Brothers ("Luria").

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

Allwaste, an integrated provider of industrial and environmental services based in Houston, Texas was acquired on July 31, 1997 for a total consideration of $443.8 million, paid for by the issuance of approximately 23 million common shares. Luria, based in Cleveland, Ohio was acquired on October 10, 1997 for total cash consideration of $175.3 million.

     All business combinations have been accounted for using the purchase method of accounting and are summarized below (in thousands):

                                                                JUNE 30,    DECEMBER 31,
                                                                  1998          1997
                                                                --------    ------------
Purchase consideration
  Cash......................................................    $ 16,112     $  560,489
  Company's common shares...................................          --        602,632
  Deferred payments and long-term debt......................         189         22,828
  Acquisition costs and accruals............................       1,086         83,505
                                                                --------     ----------
                                                                $ 17,387     $1,269,454
                                                                ========     ==========
Fair value of net assets acquired
  Cash (bank indebtedness)..................................    $ (6,352)    $    1,644
  Long-term debt............................................     (11,934)      (228,365)
  Assets, excluding cash & intangibles......................      35,332        878,460
  Liabilities...............................................     (22,667)      (350,001)
  Goodwill..................................................      23,008        940,534
  Other intangibles.........................................          --         27,182
                                                                --------     ----------
                                                                $ 17,387     $1,269,454
                                                                ========     ==========

(4) LONG-TERM DEBT (in thousands)

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1998           1997
                                                                ----------    ------------
Bank term loan (a)..........................................    $1,036,086     $  897,352
Convertible subordinated debentures.........................        25,636         25,625
Loans bearing interest at a weighted average fixed rate of
  6.3% maturing at various dates up to 2020.................        15,365         19,627
Loans bearing interest at prime plus a weighted average
  floating rate of 1.1% maturing at various dates up to
  2007......................................................        21,912          6,582
Loans unsecured, bearing interest at a weighted average
  fixed rate of 6.0%, maturing at various dates up to
  2001......................................................        28,758         21,908
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................        16,985         15,793
Product financing loan......................................            --         25,973
Other.......................................................         1,301          1,301
                                                                ----------     ----------
                                                                 1,146,043      1,014,161
Less current maturities of long-term debt...................     1,082,958         47,166
                                                                ----------     ----------
                                                                $   63,085     $  966,995
                                                                ==========     ==========

(a) In August 1997, the Company signed a $1.5 billion revolving credit agreement which was amended in October 1997, February 1998 and June 1998 (the "Credit Facility") with a syndicate of international

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     lenders which replaced the 1996 revolving term loan agreement and refinanced certain other long-term debt. The Credit Facility expires in August of 2002, and contains certain restrictive covenants and financial covenants including that: (a) the Company must meet interest ratio coverage tests as well as total debt and fixed charge ratio coverage tests; (b) the Company must maintain a prescribed level of working capital; and (c) acquisitions by the Company are subject to lenders' approval.

     At June 30, 1998, the Company was not in compliance with the Credit Facility financial covenants which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility has been classified as a current liability on the Company's June 30, 1998 Consolidated Balance Sheets.

     Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company's wholly owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities, and all the present and future assets, held by the Company in all of its subsidiaries. The Credit Facility bears interest based on a moving grid. At June 30, 1998, the Company was paying approximately 7.2% on these borrowings. Pursuant to the June 1998 amendment to the Credit Facility, the facility was reduced from US$1.5 billion to US$1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to US$60 million of the proceeds arising from an asset disposition and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the making of dispositions or acquisitions.

     At June 30, 1998, the Company had undrawn credit capacity under the Credit Facility of approximately $101 million, net of outstanding letters of credit which amounted to $63 million.

(5)  SHAREHOLDERS' EQUITY (in thousands, except number of shares)

                                                                 JUNE 30      DECEMBER 31
                                                                   1998          1997
                                                                ----------    -----------
Share capital...............................................    $1,348,632    $1,348,066
Retained earnings...........................................      (159,852)      (86,274)
Cumulative foreign currency translation adjustment..........       (57,336)      (44,851)
                                                                ----------    ----------
                                                                $1,131,444    $1,216,941
                                                                ==========    ==========

     The issued capital of the Company is comprised of the following:

                                                                      COMMON SHARES
                                                                -------------------------
                                                                  NUMBER         AMOUNT
                                                                -----------    ----------
Balance -- December 31, 1997................................    131,058,393    $1,348,066
Share options exercised for cash............................         83,842           536
Other.......................................................          1,540            30
                                                                -----------    ----------
Balance -- June 30, 1998....................................    131,143,775    $1,348,632
                                                                ===========    ==========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(6)  CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                                SIX MONTHS ENDED JUNE 30
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
Accounts receivable.........................................     $(16,660)     $(23,535)
Inventory for resale........................................       93,965        (9,366)
Other.......................................................      (25,857)        8,389
Accounts payable and accrued liabilities....................     (101,288)      (71,854)
Income taxes................................................       (6,102)        5,495
                                                                 --------      --------
Changes in non-cash working capital.........................     $(55,942)     $(90,871)
                                                                 ========      ========

(7) STATEMENTS OF CASH FLOWS (in thousands)

     The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 1998 and 1997 are as follows:

                                                                    JUNE 30            JUNE 30
                                                                     1998               1997
                                                                ---------------    ---------------
Supplemental Disclosures:
  Interest paid.............................................    $        42,305    $        13,376
  Income taxes paid.........................................                 --              1,500
Non Cash Transactions:
  Common stock issued in acquisitions.......................                 --             17,233
  Capital leases and debt obligations for the purchase of
     property and equipment.................................              2,764              6,551
  Debt and liabilities incurred or assumed in
     acquisitions...........................................                189              6,302

(8) COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Net earnings (loss) -- basic and diluted......    $(73,013)   $  7,486    $(73,578)   $ 13,874
                                                  ========    ========    ========    ========
Number of common shares outstanding...........     131,144      71,469     131,144      71,469
Effect of using weighted average common shares
  outstanding.................................          (3)       (142)        (27)       (499)
                                                  --------    --------    --------    --------
Basic weighted average number of common shares
  outstanding.................................     131,141      71,327     131,117      70,970
Effect from conversion of common stock
  equivalents.................................          --       1,955          --       1,975
                                                  --------    --------    --------    --------
Diluted weighted average number of common
  shares outstanding..........................     131,141      73,282     131,117      72,945
                                                  ========    ========    ========    ========

(9) COMPREHENSIVE INCOME (in thousands)

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Comprehensive income

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income for the Company is as follows:

                                                  FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                     ENDED JUNE 30           ENDED JUNE 30
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Net earnings (loss)...........................    $(73,013)   $  7,488    $(73,578)   $ 13,874
Other comprehensive income, net of tax:
  Translation adjustments.....................     (14,806)      1,170     (12,395)     (1,201)
                                                  --------    --------    --------    --------
Comprehensive Income (Loss)...................    $(87,819)   $  8,656    $(85,973)   $ 12,673
                                                  ========    ========    ========    ========

(10) SEGMENTED INFORMATION (in thousands)

     The Company has two principal business segments, Industrial Services and Metals Services. The Industrial Services segment provides on-site industrial services, environmental services and utilities management as well as by-products recovery and processing. The Metals Services segment has three primary business operations being ferrous, non-ferrous and copper operations. Segmentation of the business is as follows:

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------------------------------
                                                      1998                              1997
                               ---------------------------------------------------   ----------
                               INDUSTRIAL     METALS      CORPORATE                  INDUSTRIAL
                                SERVICES     SERVICES    HEADQUARTERS     TOTAL       SERVICES
                               ----------   ----------   ------------   ----------   ----------
Revenue.....................   $  612,378   $  749,513    $      --     $1,361,891    $161,612
Income (loss) from
  operations................       26,371      (51,491)     (25,652)       (50,772)      8,471
Total assets................    2,009,141    1,401,568     (637,830)     2,772,879     421,770
Depreciation and
  amortization..............       29,178       18,859        7,182         55,219       8,380
Capital expenditures........       22,462       20,249        2,133         44,844      12,382
Equity investments..........       33,440        3,422           --         36,862          --

                               FOR THE SIX MONTHS ENDED JUNE 30,
                              ------------------------------------
                                              1997
                              ------------------------------------
                               METALS     CORPORATE
                              SERVICES   HEADQUARTERS     TOTAL
                              --------   ------------   ----------
Revenue.....................  $461,746     $     --     $  623,358
Income (loss) from
  operations................    26,164       (7,188)        27,447
Total assets................   574,042      183,539      1,179,352
Depreciation and
  amortization..............     4,462        4,748         17,590
Capital expenditures........    14,547        6,915         33,844
Equity investments..........        --           --             --

(11) CONTINGENCIES (in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations since its business is based on compliance with environmental laws and regulations.

    Certain of the Company's facilities are contaminated as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $59,238.

    As well, certain subsidiaries acquired by the Company have been named as a potentially responsible or liable party in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of situations the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has estimated its liability to remediate these sites to be $5,077.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(b) Various class actions which have been filed against the Company and certain of its past and present directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common stock. On June 2, 1998, the Judicial Panel on Multi Jurisdictional Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of the State of New York. On July 23, 1998, two pre-trial orders of the US District Court of New York were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. In addition, similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. The claims allege that Philip's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or alternatively, a violation of US securities laws. The Company has conducted a review of the claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. The Company intends to vigorously defend all claims but there can be no assurance that the outcome of the class actions and related actions will not have a material adverse effect upon the financial condition or results of operations of the Company.

(c) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

(12) SUBSEQUENT EVENTS:

     On July 7, 1998, the Company sold its Houston, Texas based steel distribution business for cash proceeds of $93 million of which $33 million was used to pay down existing bank indebtedness. The remainder of the proceeds were retained by the Company's lenders and are available to the Company for general working capital purposes. The business generated annual revenue in excess of $130 million and income from operations of $12.5 million in 1997.

                     PHILIP SERVICES CORP. AND SUBSIDIARIES

             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three and six months ended June 30, 1998 and 1997 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 1997. The Company reports in U.S. dollars and in accordance with U.S. generally accepted accounting principles.

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

     The Company's business is organized into two principal operating divisions -- the Metals Services Group and the Industrial Services Group. The Metals Services Group processes or recycles ferrous scrap materials (the "Ferrous Operations") and non-ferrous scrap materials at multiple locations throughout North America and Europe. The Ferrous Operations include the collection and processing of ferrous scrap materials primarily for shipment to steel mills and also includes the processing and distribution of structural steel products. Non-ferrous operations include the refining of second grade copper into prime ingot as well as the processing of aluminum dross to recover primary aluminum and the production of deoxidizing products and alloys from aluminum scrap for reuse in the steel and automotive industries respectively. Copper operations process wire and cable scrap to recover copper. Both the ferrous and non-ferrous operations of Philip provide significant brokerage services for scrap materials and primary metals including ferrous, copper, and aluminum. The Metals Services Group services the steel, telecommunications, aluminum, wire and cable and automotive industry sectors.

     The Industrial Services Group provides industrial outsourcing services, by-products recovery and environmental services through a network of over 250 facilities in North America and Europe. Specific services include on-site industrial services, environmental services and utilities management. On-site industrial services include cleaning and maintenance, waste collection and transportation, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. Environmental services range from decommissioning and remediation to emergency response and analytical services. Utilities management services include industrial and municipal water and wastewater treatment plans, power plants and related infrastructure. The Industrial Services Group also provides by-products recovery services, which include distillation, fuel blending, and the processing of organic and inorganic materials. The Industrial Services Group services the automotive, chemical, food, beverage, oil and gas, paint and coatings, petrochemical and pulp and paper industry sectors, as well as public sector clients responsible for water and wastewater treatment.

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

DIVESTITURE PLANS:

     On June 2, 1998, the Company announced its intentions to sell its Metals Services Group, other than the copper operations. The sale of these businesses is anticipated to generate sufficient proceeds to allow the Company to reduce its existing debt and restructure its Credit Facility. The proceeds to be raised with this divestiture are currently unknown. The Metals Services businesses may be sold in whole or in part, depending on the offers received. The net book value of the assets of the Group, excluding the copper operations, is approximately $950 million. In the event the Company were to dispose of the Metals Services Group or a component thereof, for less than book value, a loss would be incurred on the divestitures. In addition, costs with respect to restructuring operations in the event of a partial disposition of the Metal Services Group, may be necessary but are not quantifiable at this time.

     On July 7, 1998, the Company's Houston, Texas based steel distribution business was sold for cash proceeds in excess of net book value of $93 million.

     The Company also intends to divest of certain of its non-core businesses or investments which are currently part of the Industrial Services Group. The proceeds which may be raised from this divestiture are currently unknown. The annual revenue of these businesses is approximately $120 million and the net book value of the assets is approximately $100 million. A gain or loss may be recorded on the divestitures but the amount cannot be determined until definitive arrangements are reached.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationships which the various items in the Consolidated Statements of Earnings bear to consolidated revenue.

                                                               THREE MONTHS     SIX MONTHS
                                                               ENDED JUNE 30   ENDED JUNE 30
                                                               -------------   -------------
                                                               1998    1997    1998    1997
                                                               -----   -----   -----   -----
Revenue
  Metals services...........................................    52%     73%     55%     74%
  Industrial services.......................................    48%     27%     45%     26%
                                                               ----    ----    ----    ----
                                                               100%    100%    100%    100%
Operating expenses..........................................    92%     86%     90%     86%
Special charges.............................................     --      --      --     (1%)
Selling, general and administrative.........................     9%      6%      9%      7%
Depreciation and amortization...............................     4%      3%      4%      3%
Write-off of goodwill.......................................     2%      --      1%      --
                                                               ----    ----    ----    ----
Income (loss) from operations...............................    (7%)     5%     (4%)     5%
Interest expense............................................    (3%)     2%      3%      2%
Other income and expense -- net.............................     --      --     (1%)     --
                                                               ----    ----    ----    ----
Earnings (loss) before tax..................................   (10%)     3%     (6%)     3%
Income taxes................................................     1%      1%      1%      1%
                                                               ----    ----    ----    ----
Net earnings (loss).........................................   (11%)     2%     (5%)     2%
                                                               ====    ====    ====    ====

NET EARNINGS

     For the three months ended June 30, 1998, the Company incurred a net loss of $73.0 million or $0.56 per share. This compares to net earnings of $7.5 million and $0.10 per share on a diluted basis for the three months ended June 30, 1997. For the six months ended June 30, 1998 the Company incurred a loss of

$73.6 million or $0.56 per share. This compares to net earnings of $13.9 million and $0.19 per share on a diluted basis for the same period in 1997.

REVENUE

     Consolidated revenue for the three and six months ended June 30, 1998 compared with the same period in 1997 is shown in the following table:

                              THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                             -----------------------------   -------------------------------
                              1998     %      1997     %       1998      %      1997     %
                             ------   ----   ------   ----   --------   ----   ------   ----
Metals Services............  $355.2    52%   $258.8    73%   $  749.5    55%   $461.8    74%
Industrial Services........   330.5    48%     95.0    27%      612.4    45%    161.6    26%
                             ------   ----   ------   ----   --------   ----   ------   ----
Total......................  $685.7   100%   $353.8   100%   $1,361.9   100%   $623.4   100%
                             ======   ====   ======   ====   ========   ====   ======   ====

     The 94% increase in consolidated revenue for the three months ended June 30, 1998 was attributable to the net effect of internal growth of approximately $53 million in Industrial Services, ferrous operations and non-ferrous operations, approximately $335 million from acquisitions and a decrease in revenue in the copper operations of approximately $56 million. The 118% increase in consolidated revenue for the six months ended June 30, 1998 was attributable to internal growth of approximately $86 million in Industrial Services, ferrous operations and non-ferrous operations, approximately $735 million from acquisitions and a decrease in revenue in the copper operations of approximately $82 million.

     The Industrial Services Group revenue for the three months ended June 30, 1998, increased by $236 million compared with the same period in 1997. The acquisitions of Allwaste and Serv-Tech as well as 7 other new businesses contributed approximately $175 million of the revenue increase. The remainder of the increase, or approximately $61 million, came from the expansion of service offerings of existing businesses and internal growth. The increase in revenue for the six months ended June 30, 1998 of $451 million compared with the same period in 1997 was attributable to $375 million from acquisitions and $76 million from the expansion of service offerings in existing businesses and internal growth.

     The Metals Services Group revenue for the three months ended June 30, 1998 reflects a net increase in revenue of $96 million compared with the same period in 1997. A decrease in the revenue of the copper operations which are being exited of $56 million and a decrease in selling prices in the ferrous and non-ferrous operations netted with the acquisition of Luria Brothers in October 1997 as well as the acquisition of 8 other businesses which contributed approximately $160 million to cause the overall increase. The increase in revenue for the six months ended June 30, 1998 of $288 million compared with the same period in 1997 was attributable to $360 million from acquisitions and a decrease in copper operations revenue of $82 million.

OPERATING EXPENSES

     As a percentage of revenue, operating expenses for the three months and six months ended June 30, 1998 were 92% and 90%, respectively compared to 86% in the same periods of 1997. The increase was principally caused by the recording of a reserve of $21 million in the copper operations to cover future inventory losses which is discussed below.

OPERATING RESULTS

     The operating results for the Metals Services Group reflect the following:

                                                        FOR THE THREE MONTHS ENDED
                              -------------------------------------------------------------------------------
                                          JUNE 30, 1998                            JUNE 30, 1997
                              --------------------------------------   --------------------------------------
                              FERROUS   NON-FERROUS   COPPER   TOTAL   FERROUS   NON-FERROUS   COPPER   TOTAL
                              -------   -----------   ------   -----   -------   -----------   ------   -----
                                                               ($ MILLIONS)
Revenue.....................   240.7       105.2        9.3    355.2    106.3        87.3       65.2    258.8
Income (loss) from
  operations................    10.4         0.6      (55.0)   (44.0)     8.5        (2.0)       2.0      8.5

                                                         FOR THE SIX MONTHS ENDED
                              -------------------------------------------------------------------------------
                                          JUNE 30, 1998                            JUNE 30, 1997
                              --------------------------------------   --------------------------------------
                              FERROUS   NON-FERROUS   COPPER   TOTAL   FERROUS   NON-FERROUS   COPPER   TOTAL
                              -------   -----------   ------   -----   -------   -----------   ------   -----
                                                               ($ MILLIONS)
Revenue.....................   504.1       220.5       24.9    749.5    190.3       165.0      106.5    461.8
Income (loss) from
  operations................    24.7         2.9      (79.1)   (51.5)    15.2         1.5        9.5     26.2

     The increase in revenue for the ferrous operations of $134.4 million and $313.8 million in the three months and six months ended June 30, 1998, respectively, was due primarily to the acquisition of business in fiscal 1997. This increase was offset by lower sale prices for scrap, largely attributable to reduced shipments of domestic scrap material to Asian markets, causing an oversupply in the market in the United States. These lower prices are reflected in income from operations as a percentage of revenue, which was 4.3% and 4.9% for the three and six months ended June 30, 1998, as compared to 8.0% and 8.0% for the three and six months ended June 30, 1997. The increase in revenue from non-ferrous operations of $17.9 million and $30.2 million for the three months and six months ended June 30, 1998, respectively, was due primarily to acquisitions in fiscal 1997. The increase was offset by lower sales prices in the period. Income from operations as a percentage of revenue was 0.6% and (2.3%) for the three months and six months ended June 30, 1998, compared to 1.3% and 0.9% for the three months and six months ended June 30, 1997, reflecting higher margins from the businesses acquired, partially offset by the lower prices.

     Revenue and income from the copper operations for the three months ended June 30, 1998 were significantly less than the same period in the prior year. The copper operations, which include the scrap copper wire and cable processing operations maintained primarily in the Company's Hamilton, Ontario yards, are being liquidated or shut down. In the second quarter of 1998, yields from processing and selling copper inventory were lower than anticipated which contributed to the operating loss. Further, the Company realized lower than expected prices on the sale of copper inventories which were liquidated in the second quarter of 1998, and a reserve of $21 million was recorded to cover future inventory losses. In addition, goodwill related to the Company's Hamilton, Ontario copper yards of $11.5 million was determined to be impaired and written off in the second quarter of 1998. As the Company makes its final determination as to which copper processing operations will be retained or closed, additional write-offs of goodwill and other assets may occur, however, this amount can not be quantified at this time.

     The operating results for the Industrial Services Group reflect the following:

                                                            FOR THE THREE MONTHS ENDED
                                         -----------------------------------------------------------------
                                                  JUNE 30, 1998                     JUNE 30, 1997
                                         -------------------------------   -------------------------------
                                         BY-PRODUCTS   OTHER ISG   TOTAL   BY-PRODUCTS   OTHER ISG   TOTAL
                                         -----------   ---------   -----   -----------   ---------   -----
                                                                   ($ MILLIONS)
Revenue................................      50.5        280.0     330.5      46.4          48.6      95.0
Income (loss) from operations..........       3.4         11.9      15.3       5.7           5.2      10.9

                                                             FOR THE SIX MONTHS ENDED
                                         -----------------------------------------------------------------
                                                  JUNE 30, 1998                     JUNE 30, 1997
                                         -------------------------------   -------------------------------
                                         BY-PRODUCTS   OTHER ISG   TOTAL   BY-PRODUCTS   OTHER ISG   TOTAL
                                         -----------   ---------   -----   -----------   ---------   -----
                                                                   ($ MILLIONS)
Revenue................................     101.8        510.6     612.4      87.7          73.9     161.6
Income (loss) from operations..........       0.8         25.6      26.4       3.1           5.4       8.5

     The increase in revenue from the Company's Industrial Services Group of $235.5 million and $450.8 million for the three months and six months ended June 30, 1998 respectively, was due primarily to the acquisition of Allwaste and Serv-Tech as well as of other businesses in fiscal 1997. Income from operations as a percentage of revenue was 4.6% and 4.3% for the three months and six months ended June 30, 1998 compared to 11.5% and 5.3% for the three months and six months ended June 30, 1997, due to a cost overrun on a large turnaround project, severance costs incurred in the quarter and a different mix of business which has resulted after the acquisitions in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses have increased over the prior year due to the consolidation of selling, general and administrative expenses of companies acquired and to the addition of sales and marketing staff and corporate staff to manage the increased volume of business. In addition costs of $8.2 million were recorded, in the second quarter of 1998, relating to severance, professional fees, legal costs respecting litigation and the restructuring of the bank debt.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill for the three months ended June 30, 1998 was $27.9 million, representing an increase of $18.7 million over the same period in 1997 due to acquisitions completed by the Company in the prior year. Depreciation and amortization of fixed assets and goodwill for the six months ended June 30, 1998 was $55.2 representing an increase of $37.6 million over the same period in 1997.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 1998 was $22.9 million, and for the six months ended June 30, 1998 was $42.3 million, representing an increase of $14.9 million and $28.3 million, respectively, over the same periods in 1997. This increase was primarily attributable to increased borrowings to finance the Company's growth by acquisition and fixed asset expansion, together with working capital requirements to support the Company's increased revenue base.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the six months ended June 30, 1998 includes a net gain of $14.7 million before tax received on the termination of the merger agreement to acquire Safety-Kleen Corp. in the first quarter of 1998.

     Other income and expense -- net for the three and six months ended June 30, 1997 includes a $2.8 million gain before tax on the sale of shares received as part of the proceeds on the sale of the Company's municipal and commercial solid waste business in 1996. The shares, which were restricted at the time of receipt, were sold by the Company in February 1997 following the removal of the restriction.

INCOME TAXES

     The Company recorded an income tax provision in the three months ended June 30, 1998 due to a valuation allowance of $25 million which was recorded related to Canadian operating losses incurred in the quarter. Based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it was likely that the Company would not realize the benefit of the Canadian deferred tax debit which arose in the quarter.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     In August 1997, the Company signed a five year term, revolving credit agreement which was amended in October 1997, February 1998 and June 1998 ("the Credit Facility") with a syndicate of international lenders which originally provided for up to $1.5 billion in borrowings, subject to compliance with specified availability tests. Borrowings under the credit agreement are guaranteed by the Company's wholly-owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities and all the present and future assets held by the Company in all of its subsidiaries. At June 30, 1998, the Company was not in compliance with the Credit Facility financial covenants which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility has been classified as a current liability on the Company's June 30, 1998 Consolidated Balance Sheets. Pursuant to the June 1998 amendment to the Credit Facility, the facility was reduced from US$1.5 billion to US$1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to US$60 million of the proceeds arising from an asset disposition and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the making of dispositions or acquisitions.

     At June 30, 1998, the Company's working capital deficiency was $646 million, representing a decrease of $1.0 billion from December 31, 1997. This deficiency is attributable to the fact that the debt outstanding under the Credit Facility of $1.04 billion was classified as a current liability at June 30, 1998.

     Inventory for resale, a significant component of the working capital at June 30, 1998, has decreased by $97 million since December 31, 1997, due to the liquidation of copper inventories given the intention to exit this business.

     At June 30, 1998, the Company had undrawn credit capacity under the facility of approximately $101 million, net of letters of credit outstanding, which amounted to $63 million.

     The Company believes that cash generated from operations, together with amounts available under the Credit Facility, will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures were $45 million during the first six months of 1998 compared to $34 million during the first six months of 1997.

YEAR 2000

     Philip has undertaken a review of all of its computer based systems to mitigate problems that could occur as the result of the year 2000 century change. This issue affects computer systems that have time sensitive programs that may not properly recognize the year 2000. A project team has been assembled and has prepared a plan to address these potential problems. Activities in support of this plan are in progress to ensure that problems which are identified from both internal and external sources are addressed before they present a problem for the Company. The total cost for 1998 associated with any required modifications is expected to be $5.0 million and will be expensed as incurred.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following: (1) heightened competition, including the intensification of price competition and the entry of new competitors; (2) adverse state, federal and Canadian legislation and regulation; (3) failure to obtain new customers or retain existing customers; (4) inability to carry out marketing and/or expansion plans; (5) failure to successfully integrate acquired businesses and/or to acquire additional businesses on favorable terms; (6) loss of key executives; (7) changes in interest rates; (8) general economic and business conditions which are less favorable than expected; (9) unanticipated changes in industry trends; (10) liquidity and the ability of the Company to renegotiate its Credit Facility; (11) the impact of outstanding class actions and related claims; and (12) the ability of the Company to successfully complete the divestiture of its Metals Services Group. These factors and other risks are discussed in the Company's Prospectus dated November 6, 1997 included in its Registration Statement on Form S-1 (File No. 333-36549) and from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities.

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

     Various class actions which have been filed against the Company and certain of its past and present directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common stock. On June 2, 1998, the Judicial Panel on Multi Jurisdictional Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of the State of New York. On July 23, 1998, two pre-trial orders of the US District Court of New York were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. In addition, similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. The claims allege that Philip's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or alternatively, a violation of US securities laws. The Company has conducted a review of the claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. The Company intends to vigorously defend all claims but there can be no assurance that the outcome of the class actions and related actions will not have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 2: CHANGES IN SECURITIES

(C) SALES OF UNREGISTERED SECURITIES

     None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     At June 30, 1998, the Company was not in compliance with the Credit Facility financial covenants which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility has been classified as a current liability on the Company's June 30, 1998 Consolidated Balance Sheets.

     Pursuant to the June 1998 amendment to the Credit Facility, the facility was reduced from US$1.5 billion to US$1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to US$60 million of the proceeds arising from an asset disposition and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the making of dispositions or acquisitions.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     An Annual General and Special Meeting of Shareholders (the "Meeting") was held on June 25, 1998. The matters voted upon at the Meeting were: (i) the election of the following persons as directors of the Company to hold office until the next annual meeting of shareholders or until his successor is elected or appointed: Roy Cairns Q.C., Allen Fracassi, Peter Green, William E. Haynes, Robert L. Knauss, Felix Pardo, Harland A. Riker, Derrick Rolfe and Herman Turkstra. The vote as to the election of the directors was as follows:

                            FOR            WITHHELD
                         ----------       ----------
Roy Cairns:              67,490,527       30,745,600
Allen Fracassi:          64,601,400       33,634,721
Peter Green:             82,082,592       16,153,535
William E. Haynes:       79,591,764       18,644,363
Robert L. Knauss:        81,363,565       16,872,562
Felix Pardo:             81,375,266       16,860,861
Harland A. Riker:        79,756,900       18,479,227
Derrick Rolfe:           73,782,265       24,453,862
Herman Turkstra:         67,403,626       30,832,501

and (ii) the reappointment of Deloitte and Touche, Chartered Accountants, as auditors of the Company to hold office until the next annual meeting of shareholders, the vote as to which was 67,770,015 for, 11,832,900 withheld and 10,863,895 spoiled.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
NUMBER     NOTES                            DESCRIPTION
-------    -----                            -----------
  3.1*              Articles of Amalgamation of Lincoln Waste Management Inc.
                    (previous name of the Registrant) dated April 15, 1991
  3.2*              Articles of Amendment of the Registrant dated June 26, 1991
  3.3*              Articles of Amendment of the Registrant dated July 10, 1991
  3.4*              Articles of Amendment of the Registrant dated May 22, 1997
  3.5*              Bylaws of Lincoln Waste Management Inc. (previous name of
                    the Registrant) dated August 16, 1990
  4.1*              Indenture dated as of June 1, 1989, 7% Convertible
                    Subordinated Debentures due 2014 between Allwaste, Inc. and
                    Texas Commerce Trust Company of New York
  4.2*              Specimen of Common Stock Certificate
 10.1*              1991 Stock Option Plan
 10.2*              1997 Amended and Restated Stock Option Plan
 10.3*              Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
                    (previous name of Registrant) and Montreal Trust Company of
                    Canada
 10.4+              Credit Agreement dated as of August 11, 1997 among Philip
                    Services Corp., Philip Environmental (Delaware), Inc.,
                    Canadian Imperial Bank of Commerce, Bankers Trust Company,
                    Dresdner Bank of Canada, Dresdner Bank AG/New York/ New York
                    Branch, Royal Bank of Canada and the various persons from
                    time to time subject to the Credit Agreement as Lenders
 10.5*              Amending Agreement No. 1 to the Credit Agreement dated as of
                    August 11, 1997 among Philip Services Corp., Philip Services
                    (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
                    administrative agent made as of October 31, 1997
 10.6*              Amending Agreement No. 2 to the Credit Agreement dated as of
                    August 11, 1997 among Philip Services Corp., Philip Services
                    (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
                    administrative agent made as of February 19, 1998
 10.7               Amending Agreement No. 3 to the Credit Agreement dated as of
                    August 11, 1997 among Philip Services Corp., Philip Services
                    (Delaware), Inc and Canadian Imperial Bank of Commerce, as
                    administrative agent made as of June 24, 1998.
 27                 Financial Data Schedule

---------------

+ Incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1 (Registration Statement No. 333-36549)

* Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 1997.

(B) REPORTS ON FORM 8-K

     Form 8-K dated April 24, 1998 relating to the Company's press release announcing a required amendment to the Company's Annual Report on Form 10-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP SERVICES CORP.

                                          By:      /s/ PHILLIP WIDMAN
                                            ------------------------------------
                                                       Phillip Widman
                                              Executive Vice President & Chief
                                                      Financial Officer

Dated: August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE NO.
-------                           -----------                           --------
  3.1*    Articles of Amalgamation of Lincoln Waste Management Inc.
          (previous name of the Registrant) dated April 15, 1991......
  3.2*    Articles of Amendment of the Registrant dated June 26,
          1991........................................................
  3.3*    Articles of Amendment of the Registrant dated July 10,
          1991........................................................
  3.4*    Articles of Amendment of the Registrant dated May 22,
          1997........................................................
  3.5*    Bylaws of Lincoln Waste Management Inc. (previous name of
          the Registrant) dated August 16, 1990.......................
  4.1*    Indenture dated as of June 1, 1989, 7% Convertible
          Subordinated Debentures due 2014 between Allwaste, Inc. and
          Texas Commerce Trust Company of New York....................
  4.2*    Specimen of Common Stock Certificate........................
 10.1*    1991 Stock Option Plan......................................
 10.2*    1997 Amended and Restated Stock Option Plan.................
 10.3*    Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
          (previous name of Registrant) and Montreal Trust Company of
          Canada......................................................
 10.4+    Credit Agreement dated as of August 11, 1997 among Philip
          Services Corp., Philip Environmental (Delaware), Inc.,
          Canadian Imperial Bank of Commerce, Bankers Trust Company,
          Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
          Branch, Royal Bank of Canada and the various persons from
          time to time subject to the Credit Agreement as Lenders.....
 10.5*    Amending Agreement No. 1 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
          administrative agent made as of October 31, 1997............
 10.6*    Amending Agreement No. 2 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
          administrative agent made as of February 19, 1998...........
 10.7     Amending Agreement No. 3 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc and Canadian Imperial Bank of Commerce, as
          administrative agent made as of June 24, 1998.
 27       Financial Data Schedule.....................................

---------------

+ Incorporated by reference to the exhibits filed with the Company's
  Registration Statement on Form S-1 (Registration Statement No. 333-36549).

* Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.