Form 10-Q
period 1998-09-30
PHILIP SERVICES CORP
filed 1998-11-17
CIK 894076

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-20854

                             PHILIP SERVICES CORP.
             (Exact Name of Registrant as Specified in its Charter)

                   ONTARIO                                          N/A
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                     Identification Number)

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

     The number of shares of Common Shares of the Registrant, outstanding at November 11, 1998 was 131,144,013.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REPORT INDEX

                     PART AND ITEM NO.                        PAGE NO.
                     -----------------                        --------
PART I -- Financial Information
  Item 1 -- Financial Statements
  Consolidated Balance Sheets as of September 30, 1998
     (unaudited) and December 31, 1997......................      2
  Consolidated Statements of Earnings for the Three and Nine
     Months Ended September 30, 1998 and September 30, 1997
     (unaudited)............................................      3
  Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1998 and September 30, 1997
     (unaudited)............................................      4
  Notes to Consolidated Financial Statements (unaudited)....      5
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations..................................     15
PART II -- Other Information
  Item 1 -- Legal Proceedings...............................     23
  Item 2 -- Changes in Securities...........................     23
  Item 3 -- Defaults upon Senior Securities.................     24
  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................     24
  Item 5 -- Other Information...............................     24
  Item 6 -- Exhibits and Reports on Form 8-K................     25
Signature...................................................     26

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS OF US DOLLARS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
                                                                 (UNAUDITED)
                                           ASSETS
Current Assets:
  Cash and equivalents......................................     $   59,589       $   48,809
  Accounts receivable (net of allowance for doubtful
     accounts of $35,757, December 31, 1997 -- $25,059).....        459,563          535,052
  Inventory for resale......................................         78,485          223,613
  Other current assets......................................        131,642           66,898
                                                                 ----------       ----------
                                                                    729,279          874,372
Fixed assets................................................        523,029          605,710
Goodwill....................................................        689,222        1,089,649
Deferred income taxes.......................................             --           86,468
Other assets................................................        117,383          167,174
                                                                 ----------       ----------
                                                                 $2,058,913       $2,823,373
                                                                 ==========       ==========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $  154,204       $  271,726
  Accrued liabilities.......................................        202,239          190,741
  Current maturities of long-term debt......................      1,061,940           47,166
                                                                 ----------       ----------
                                                                  1,418,383          509,633
Long-term debt..............................................         49,368          966,995
Deferred income taxes.......................................          3,433               --
Other liabilities...........................................        118,138          129,804
Contingencies (Notes 1, 6 and 15)
Shareholders' equity........................................        469,591        1,216,941
                                                                 ----------       ----------
                                                                 $2,058,913       $2,823,373
                                                                 ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
        (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       FOR THE                         FOR THE
                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1998            1997            1998            1997
                                            -------------   -------------   -------------   -------------
Revenue
  Metals services........................     $ 240,596       $ 301,604       $ 990,109       $ 763,350
  Industrial services....................       296,643         205,176         909,021         366,788
                                              ---------       ---------       ---------       ---------
                                                537,239         506,780       1,899,130       1,130,138
Operating expenses.......................       464,800         405,335       1,690,788         941,968
Special charges (Note 2).................       443,017           8,779         454,523           4,213
Selling, general and administrative
  costs..................................       118,541          35,594         238,491          81,848
Depreciation and amortization............        28,530          17,698          83,749          35,288
                                              ---------       ---------       ---------       ---------
Income (loss) from operations............      (517,649)         39,374        (568,421)         66,821
Interest expense.........................        24,123          13,073          66,414          27,052
Other income and expense -- net..........        19,191          (1,290)            726          (5,341)
                                              ---------       ---------       ---------       ---------
Earnings (loss) before tax...............      (560,963)         27,591        (635,561)         45,110
Income taxes.............................        84,436           8,128          83,416          11,773
                                              ---------       ---------       ---------       ---------
Net earnings (loss)......................     $(645,399)      $  19,463       $(718,977)      $  33,337
                                              =========       =========       =========       =========
Basic earnings per share.................     $   (4.92)      $    0.21       $   (5.48)      $    0.43
                                              =========       =========       =========       =========
Diluted earnings per share...............     $   (4.92)      $    0.21       $   (5.48)      $    0.43
                                              =========       =========       =========       =========
Weighted average number of common shares
  outstanding (000's)....................       131,144          91,369         131,126          77,844
                                              =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                                                 FOR THE NINE MONTHS ENDED
                                                               -----------------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                   1998            1997
                                                               -------------   -------------
OPERATING ACTIVITIES
Net earnings (loss).........................................     $(718,977)     $   33,337
Items included in earnings not affecting cash
  Depreciation and amortization.............................        62,195          27,495
  Amortization of goodwill..................................        21,554           7,793
  Deferred income taxes.....................................        90,294          (7,514)
  Gain on sale of assets....................................       (16,843)         (2,800)
  Special charges...........................................       547,773              --
                                                                 ---------      ----------
Cash flow from operations...................................       (14,004)         58,311
Changes in non-cash working capital.........................       (60,645)       (187,749)
                                                                 ---------      ----------
Cash used in operating activities...........................       (74,649)       (129,438)
                                                                 ---------      ----------
INVESTING ACTIVITIES
Proceeds from sale of operations............................       104,922          19,800
Acquisitions -- including acquired cash (bank
  indebtedness).............................................       (24,543)       (215,964)
Purchase of fixed assets....................................       (52,298)        (34,765)
Proceeds from sale of fixed assets..........................        23,798              --
Other.......................................................       (29,688)         (1,185)
                                                                 ---------      ----------
Cash provided by (used in) investing activities.............        22,191        (232,114)
                                                                 ---------      ----------
FINANCING ACTIVITIES
Proceeds from long-term debt................................       183,747       1,294,970
Principal payments on long-term debt........................      (121,075)       (893,147)
Common shares issued........................................           566          12,456
                                                                 ---------      ----------
Cash provided by financing activities.......................        63,238         414,279
                                                                 ---------      ----------
Net change in cash for the period...........................        10,780          52,727
Cash position, beginning of period..........................        48,809           6,044
                                                                 ---------      ----------
Cash position, end of period................................     $  59,589      $   58,771
                                                                 =========      ==========

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

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and nine months ended September 30, 1998 and September 30, 1997.

     As described in Note 6, the Company is currently not in compliance with the provisions of its credit agreement and therefore, consistent with the June 30, 1998 financial disclosure, certain amounts of debt previously recorded as long-term continue to be reclassified as current liabilities at September 30, 1998 which has created a working capital deficiency. These consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will realize the carrying value of its assets and satisfy its obligations and commitments as they become due in the normal course of operations. The ability of the Company to continue operating in this manner is dependant on a number of factors, including the continuing financial support from the Company's lenders. Management is in active discussions with the Company's lenders to secure appropriate financing arrangements while continuing to implement its operating and divestiture plans to ensure the long term viability of the Company. Specifically, management has requested additional working capital funding from its lenders, through the retention of proceeds from asset sales and has stopped payments of interest on the Credit Facility. The Company is also proposing that the lenders provide the Company with a standstill agreement on all defaults under the credit agreement until June 30, 1999. A letter was faxed to the Company on the evening of Friday November 13, 1998 from two of its lenders which stated that if the Company wished to avoid an involuntary insolvency proceeding, the Company should immediately work with its lenders to formulate a prepackaged plan to transfer control of the Company's business to its lenders. The Company's Board of Directors will be considering a response to the letter at a meeting to take place in the late afternoon of November 16, 1998. These consolidated interim financial statements do not reflect the adjustments and disclosures that would be necessary if the going concern assumption were not considered to be appropriate.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the Company's estimates.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(2) SPECIAL CHARGES (in thousands)

1998

     The following table summarizes the special charges recorded by the Company in the three and nine months ended September 30, 1998 and identifies where they are disclosed in the Statements of Earnings:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                           ------------------    ------------------
Asset impairments and other costs recorded as special
  charges (a)..........................................         $443,017              $454,523
Costs recorded as selling, general and administrative
  expenses (b).........................................           55,000                55,000
Writedowns of investments recorded as other income and
  expenses (c).........................................           38,250                38,250
                                                                --------              --------
Pre-tax................................................         $536,267              $547,773
                                                                --------              --------
After tax..............................................         $536,267              $547,773
                                                                ========              ========

(a) For the nine months ended September 30, 1998, the Company recorded a charge of $454,523 reflecting the effects of (i) decisions made with respect to the disposition of the Aluminum and US Ferrous operations, (ii) impairments of fixed assets and related goodwill resulting both from decisions to exit various business locations or activities and dispose of the related assets, and (iii) assessments of the recoverability of fixed assets and the related goodwill of business units in continuing use as a result of the significant deterioration in metal markets and business operations of the Company in the third quarter of 1998.

     All businesses assessed for asset impairment were acquired in purchase business combinations and, accordingly, the goodwill that arose in the transactions was included in the tests for recoverability. Assets to be disposed of were valued at their estimated net realizable value while the value of the assets of the business units to be continued were assessed at fair value principally using discounted cash flow methods.

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                           ------------------    ------------------
Business units, locations or activities to be exited:
  Goodwill written off.................................         $357,969              $369,475
  Fixed assets written down to estimated net realizable
     value of $32,959..................................           29,368                29,368
  Future lease and other exiting costs.................           20,000                20,000
Business units to be continued
  Goodwill written off.................................           15,666                15,666
  Fixed assets written down to estimated net realizable
     value of $10,343..................................           20,014                20,014
                                                                --------              --------
                                                                $443,017              $454,523
                                                                ========              ========

(b) Included in selling, general and administrative costs in the three months ended September 30, 1998 are costs of $20,000 relating to charges for financing fees and debt restructuring costs. As indicated in Note 1, management is in active discussions with its lenders to secure appropriate financing arrangements, however no alternative agreement has been reached. As a result, deferred financing costs which were previously amortized over the life of the credit agreement have been expensed and costs relating to the

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     continued negotiations with the lenders were recorded in the three months ended September 30, 1998. The Company's current financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in customer market conditions have necessitated the recording of an additional provision for doubtful accounts of $25,000. The remainder of the charges recorded in selling, general and administrative costs relate to severance payments and other costs recorded in the three months ended September 30, 1998 relating to ongoing cost reduction measures and restructuring.

(c) The Company's 26.8% investment in Innovative Valve Technologies Inc. ("Invatec"), is accounted for using the equity method of accounting. Invatec is a publicly traded company which provides comprehensive maintenance, repair, replacement and value-added distribution services of industrial valves and process system components. The reduction in carrying value of $25,000 recognizes a potentially long-term impairment in value which is reflected by the current market performance of Invatec's shares.

     The Company's investment in Strategic Holdings Inc., which is accounted for at cost, is planned to be divested in the fourth quarter of 1998 for less than its book value. Accordingly, a writedown of the investment of $13,250 was recorded in the three months ended September 30, 1998 as part of Other income and expense-net.

1997

     The financial results for the three and nine months ended September 30, 1997 have been affected by the following:

     In January of 1998, previously incurred but unrecorded trading losses resulting from unauthorized trading of copper cathode outside of the Company's normal business practices. The trading took place within the copper division of the Company's Metals Services Group over a three year period ended December 31, 1997. The losses from the trading were deferred principally through unrecorded liabilities and to a lesser extent were also improperly recorded through various balance sheet accounts. During 1997, the previously unrecorded amounts were improperly capitalized into the inventory accounts. The statements of earnings for the three and nine months ended September 30, 1997 reflect as special charges net trading losses of $8,779 and $4,213, respectively, relating to this activity.

(3) ACQUISITIONS

     During the nine months ended September 30, 1998, the Company acquired five businesses, four of which were acquired by Philip Utilities Management Corporation. During 1997, the Company acquired over 30 businesses, including Allwaste Inc. ("Allwaste") and Luria Brothers ("Luria"). Allwaste, an integrated provider of industrial and environmental services based in Houston, Texas was acquired on July 31, 1997 for a total consideration of $443.8 million, paid for by the issuance of approximately 23 million common shares. Luria, based in Cleveland, Ohio was acquired on October 10, 1997 for total cash consideration of $175.3 million.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     All business combinations have been accounted for using the purchase method of accounting and are summarized below (in thousands):

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Purchase consideration
  Cash......................................................    $ 17,652        $  560,489
  Company's common shares...................................          --           602,632
  Deferred payments and long-term debt......................         189            22,828
  Acquisition costs and accruals............................       1,098            83,505
                                                                --------        ----------
                                                                $ 18,939        $1,269,454
                                                                --------        ----------
Fair value of net assets acquired
  Cash (bank indebtedness)..................................    $ (6,599)       $    1,644
  Long-term debt............................................     (12,269)         (228,365)
  Assets, excluding cash & intangibles......................      37,682           878,460
  Liabilities...............................................     (23,830)         (350,001)
  Goodwill..................................................      23,955           940,534
  Other intangibles.........................................          --            27,182
                                                                --------        ----------
                                                                $ 18,939        $1,269,454
                                                                ========        ==========

(4) OTHER CURRENT ASSETS (in thousands)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Work in progress............................................    $ 44,682        $   25,888
Restricted cash(a)..........................................      21,823                --
Parts and supplies inventory................................      22,426            16,872
Other.......................................................      42,711            24,138
                                                                --------        ----------
                                                                $131,642        $   66,898
                                                                ========        ==========

(a) Restricted cash represents cash on deposit to secure letters of credit issued or to be issued.

(5) OTHER ASSETS (in thousands)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Restricted investments(a)...................................    $ 34,066        $   27,970
Deferred financing costs....................................       1,968            19,616
Investments.................................................      21,308            53,685
Other intangibles...........................................      30,107            35,426
Other.......................................................      29,934            30,477
                                                                --------        ----------
                                                                $117,383        $  167,174
                                                                ========        ==========

(a) Restricted investments support the Company's self-insurance program and are invested and managed by the Company's wholly-owned insurance subsidiary.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(6) LONG-TERM DEBT (in thousands)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
Bank term loan(a)...........................................     $1,006,307        $897,352
Convertible subordinated debentures.........................         25,636          25,625
Loans bearing interest at a weighted average fixed rate of
  6.0% maturing at various dates up to 2020.................         14,470          19,627
Loans bearing interest at prime plus a weighted average
  floating rate of 1.1% maturing at various dates up to
  2007......................................................         23,291           6,582
Loans unsecured, bearing interest at a weighted average
  fixed rate of 7.0%, maturing at various dates up to
  2001......................................................         24,837          21,908
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................         15,603          15,793
Product financing loan......................................             --          25,973
Other.......................................................          1,164           1,301
                                                                 ----------        --------
                                                                  1,111,308       1,014,161
Less current maturities of long-term debt...................      1,061,940          47,166
                                                                 ----------        --------
                                                                 $   49,368        $966,995
                                                                 ==========        ========

(a) In August 1997, the Company signed a $1.5 billion revolving credit agreement which was amended in October 1997, February 1998, June 1998 and October 1998 (the "Credit Facility") with a syndicate of international lenders which replaced the 1996 revolving term loan agreement and refinanced certain other long-term debt. The Credit Facility expires in August of 2002, and contains certain restrictive covenants and financial covenants including that: (a) the Company must meet specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio tests, and (b) acquisitions by the Company are subject to lenders' approval.

     At September 30, 1998, the Company was not in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility continues to be classified as a current liability on the Company's September 30, 1998 Consolidated Balance Sheet.

     Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company's wholly owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities, and all the present and future assets, held by the Company in all of its subsidiaries. The Credit Facility bears interest based on a moving grid. At September 30, 1998, the Company was paying approximately 8.0% on these borrowings. Pursuant to the June 1998 amendment to the Credit Facility, the facility was reduced from US$1.5 billion to US$1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to US$60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999.

     At September 30, 1998, the Company had undrawn credit capacity under the Credit Facility of approximately $134,700, net of letters of credit outstanding which amounted to $59,037. However, for as

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     long as the Company is not in compliance with the Credit Facility, the Company cannot draw on this credit capacity without lender approval.

(7) SHAREHOLDERS' EQUITY (in thousands, except number of shares)

                                                                SEPTEMBER 30     DECEMBER 31
                                                                    1998             1997
                                                                -------------    ------------
Share capital...............................................     $1,348,632       $1,348,066
Retained earnings...........................................       (805,251)         (86,274)
Cumulative foreign currency translation adjustment..........        (73,790)         (44,851)
                                                                 ----------       ----------
                                                                 $  469,591       $1,216,941
                                                                 ==========       ==========

     The issued capital of the Company is comprised of the following:

                                                                      COMMON SHARES
                                                                -------------------------
                                                                  NUMBER         AMOUNT
                                                                -----------    ----------
Balance -- December 31, 1997................................    131,058,393    $1,348,066
Share options exercised for cash............................         83,842           536
Other.......................................................          1,619            30
                                                                -----------    ----------
Balance -- September 30, 1998...............................    131,143,854    $1,348,632
                                                                ===========    ==========

(8) CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                ----------------------
                                                                  1998         1997
                                                                ---------    ---------
Accounts receivable.........................................    $  48,197    $ (79,515)
Inventory for resale........................................      108,339      (59,869)
Other.......................................................      (64,049)     (37,144)
Accounts payable and accrued liabilities....................     (144,878)     (17,276)
Income taxes................................................       (8,254)       6,055
                                                                ---------    ---------
Changes in non-cash working capital.........................    $ (60,645)   $(187,749)
                                                                =========    =========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(9) STATEMENTS OF CASH FLOWS (in thousands)

     The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 1998 and 1997 are as follows:

                                                                SEPTEMBER 30    SEPTEMBER 30
                                                                    1998            1997
                                                                ------------    ------------
Supplemental Disclosures:
  Interest paid.............................................      $68,207         $27,006
  Income taxes paid.........................................           --           1,921
Non Cash Transactions:
  Common stock issued in acquisitions.......................           --         507,265
  Capital leases and debt obligations for the purchase of
     property and equipment.................................        2,764          12,579
Debt and liabilities incurred or assumed in acquisitions....          189          42,125

(10) INCOME TAXES (in thousands)

     The income tax provision (recovery) is made up of the following components:

                                                        THREE MONTHS           NINE MONTHS
                                                     ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
Provisions (recovery) on income before special
  charges........................................    $(5,090)   $11,464    $(31,391)   $12,374
Recovery on special charges......................    (98,928)    (3,336)    (98,928)    (1,601)
Valuation allowance..............................    188,454         --     213,735         --
                                                     -------    -------    --------    -------
                                                     $84,436    $ 8,128    $ 83,416    $11,773
                                                     =======    =======    ========    =======

     The Company is required to record a valuation allowance for deferred tax assets which management believes it is more likely than not that the asset will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it is more likely than not that the Company will not realize the benefit of the Canadian deferred tax debit which arose in third quarter, the US deferred tax debit resulting from the special charges and the Canadian deferred tax debits which arose in prior years. Therefore, a valuation allowance of $188 million and $214 million was recorded for the three and nine months ended September 30, 1998, respectively.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(11) COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30             SEPTEMBER 30
                                                ---------------------    ---------------------
                                                  1998         1997        1998         1997
                                                ---------    --------    ---------    --------
Net earnings (loss) for the period..........    $(645,399)   $ 19,643    $(718,977)   $ 33,337
Interest from conversion of subordinated
  convertible debentures....................           --         223           --         223
                                                ---------    --------    ---------    --------
Net earnings for the period -- fully
  diluted...................................    $(645,399)   $ 19,686    $(718,977)   $ 33,560
                                                =========    ========    =========    ========
Number of common shares outstanding.........      131,144     102,229      131,144     102,229
Effect of using weighted average number of
  common shares outstanding.................           --     (10,860)         (18)    (24,385)
                                                ---------    --------    ---------    --------
Basic weighted average number of common
  shares outstanding........................      131,144      91,369      131,126      77,844
Effect from conversion of common stock
  equivalents...............................           --       3,652           --         853
                                                ---------    --------    ---------    --------
Fully diluted weighted average number of
  common shares outstanding.................      131,144      95,021      131,126      78,697
                                                =========    ========    =========    ========

(12) COMPREHENSIVE INCOME (in thousands)

     The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income for the Company is as follows:

                                                    THREE MONTHS              NINE MONTHS
                                                 ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                                ---------------------    ---------------------
                                                  1998         1997        1998         1997
                                                ---------    --------    ---------    --------
Net earnings (loss).........................    $(645,399)   $ 19,463    $(718,977)   $ 33,337
Other comprehensive income, net of tax:
Translation adjustments.....................      (16,454)     (2,864)     (28,939)     (4,065)
                                                ---------    --------    ---------    --------
Comprehensive income (loss).................    $(661,853)   $ 16,599    $(747,916)   $ 29,272
                                                =========    ========    =========    ========

(13) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. The effect on the Company of the adoption of this standard has not yet been determined.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(14) SEGMENTED INFORMATION (in thousands)

     The Company has two principal business segments, Industrial Services and Metals Services. The Industrial Services segment provides on-site industrial services, environmental services and utilities management as well as by-products recovery and processing. The Metals Services segment has two primary business operations being ferrous and non-ferrous operations. Segmentation of the business is as follows:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                            ------------------------------------------------------------------------------------------------------
                                                   1998                                                1997
                            --------------------------------------------------   -------------------------------------------------
                            INDUSTRIAL    METALS      CORPORATE                  INDUSTRIAL    METALS     CORPORATE
                             SERVICES    SERVICES    HEADQUARTERS     TOTAL       SERVICES    SERVICES   HEADQUARTERS     TOTAL
                            ----------   ---------   ------------   ----------   ----------   --------   ------------   ----------
Revenue...................  $  909,021   $ 990,109    $      --     $1,899,130   $  366,788   $763,350     $     --     $1,130,138
Income (loss) from
  operations..............      19,630    (487,521)    (100,530)      (568,421)      33,255     44,389      (10,823)        66,821
Total assets (a)..........   1,928,640     816,305     (688,032)     2,058,913    1,764,308    728,856      209,791      2,283,373
Depreciation and
  amortization............      44,006      30,507        9,236         83,749       18,483      7,408        9,397         35,288
Capital expenditures......      27,724      26,105        2,701         56,530       15,752     23,563       15,682         54,997
Equity investments........       8,369       3,642           --         12,011       28,936      4,819           --         33,755

---------------

(a) Included in total assets are intercompany investments eliminated at Corporate headquarters of $759,100 and $537,912 in Industrial Services and $104,476 and $15,139 in Metals Services for the nine months ended September 30, 1998 and 1997, respectively.

(15) CONTINGENCIES (in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations since its business is based on compliance with environmental laws and regulations.

     Certain of the Company's facilities are contaminated as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $58,570.

     As well, certain subsidiaries acquired by the Company have been named as a potentially responsible or liable party in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of situations, the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has estimated its liability to remediate these sites to be $5,077.

(b) Various class actions have been filed against the Company and certain of its past and present directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common stock. On June 2, 1998, the Judicial Panel on Multi Jurisdictional Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of the State of New York. On July 23, 1998, two pre-trial orders of the US District Court of New York were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a notice of motion in the United States District Court, Southern District of New York for an order dismissing the class action complaint on the grounds of forum non conveniens.

     In addition, similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. Philip acquired these companies in October of 1997 and issued Philip common stock in part payment of the purchase price. The claims allege that Philip's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or alternatively, a violation of US securities laws.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of its November 1997 public offering and the Company's auditors, Deloitte & Touche. The claim was brought on behalf of persons in Canada who purchased common shares from November 6, 1997 to December 18, 1997 and also seeks damages on behalf of persons in Canada who purchased common shares from May 21, 1996 to April 23, 1998. The claim contains various allegations that are similar in nature to those made in the US class action claims. The Company has conducted a review of the claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. The Company intends to vigorously defend all claims but there can be no assurance that the outcome of the class actions and related actions will not have a material adverse effect upon the financial condition or results of operations of the Company.

(c) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

(16) SUBSEQUENT EVENTS

     On October 26, 1998, the Company announced that it had signed a definitive agreement to sell certain of its aluminum operations for approximately $70 million. The transaction is expected to close on or before December 31, 1998 subject to approval by regulatory agencies and the Company's lenders. The transaction does not include the Company's aluminum facilities in Ohio and Quebec or certain working capital items. The businesses sold generated annual revenue in excess of $191.5 million and income from operations of $5.2 million in 1997. The special charges in Note 2 include the fair value adjustments for the aluminum operations.

     Effective November 13, 1998, the Company has stopped payments of interest on the Credit Facility (Note 1). A letter was faxed to the Company on the evening of Friday November 13, 1998 from two of its lenders which stated that if the Company wished to avoid an involuntary insolvency proceeding, the Company should immediately work with its lenders to formulate a prepackaged plan to transfer control of the Company's business to its lenders. The Company's Board of Directors will be considering a response to the letter at a meeting to take place in the late afternoon of November 16, 1998.

                             PHILIP SERVICES CORP.

             PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three and nine months ended September 30, 1998 and 1997 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 1997. The Company reports in U.S. dollars and in accordance with U.S. generally accepted accounting principles.

INTRODUCTION

     The Company is a supplier of metals and industrial services. The Company has over 320 operating facilities and over 12,000 employees located throughout North America and Europe, that provide services to approximately 50,000 industrial and commercial customers. The Company has achieved its position in the metals recovery and industrial services markets through internal growth and through the acquisition and integration of over 40 companies since the beginning of 1996. The Company's primary base of operations is in the United States.

     The Company's business is organized into two principal operating divisions -- the Metals Services Group and the Industrial Services Group. The Metals Services Group processes or recycles ferrous scrap materials (the "Ferrous Operations") and non-ferrous scrap materials at multiple locations throughout North America and Europe. The Ferrous Operations include the collection and processing of ferrous scrap materials primarily for shipment to steel mills. Non-ferrous operations include the refining of second grade copper into prime ingot as well as the processing of aluminum dross to recover primary aluminum and the production of deoxidizing products and alloys from aluminum scrap for reuse in the steel and automotive industries respectively. Copper operations process wire and cable scrap to recover copper. Both the ferrous and non-ferrous operations of Philip provide significant brokerage services for scrap materials and primary metals including ferrous, copper, and aluminum. The Metals Services Group services the steel, telecommunications, aluminum, wire and cable and automotive industry sectors.

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

     The Company earns revenue from the delivery of on-site industrial services, the sale of recovered commodities and from fees charged to customers for by-product transfer and processing, collection and disposal services. The Company receives by-products and, after processing, disposes of the residuals at a cost lower than the fees charged to its customers. Other sources of revenue are fees charged for environmental consulting and engineering and other services.

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

DIVESTITURE PLANS

     On June 2, 1998, the Company announced its intention to sell its Metals Services Group. On July 7, 1998, the Company's Houston, Texas based steel distribution business was sold for cash proceeds of $93 million, resulting in a gain on sale of approximately $17 million.

     On October 26, 1998, the Company announced that it had signed a definitive agreement to sell certain of its aluminum operations for approximately $70 million. The transaction does not include the Company's aluminum facilities in Ohio and Quebec and certain working capital items. Fair value adjustments for the aluminum operations have been included in Special Charges.

     The Company is actively pursuing the sale of its US Ferrous operations. Based on current estimates of fair value, an adjustment to the goodwill related to US Ferrous has been recorded in Special Charges.

     The Company continues to review the divestiture of certain of its non-core businesses or investments which are currently part of the Industrial Services Group. The proceeds which may be raised from this divestiture are currently unknown. The annual revenue of these businesses is approximately $120 million and the net book value of the assets is approximately $100 million.

     A gain or loss may be recorded on the divestitures but the amount cannot be determined until definitive arrangements are reached. In addition, costs with respect to restructuring operations may be necessary but are not quantifiable at this time.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationships which the various items in the Consolidated Statements of Earnings bear to consolidated revenue.

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30     SEPTEMBER 30
                                                             -------------    ------------
                                                             1998     1997    1998    1997
                                                             -----    ----    ----    ----
Revenue
  Metals services........................................      45%     60%     52%     68%
  Industrial services....................................      55%     40%     48%     32%
                                                             -----    ----    ----    ----
                                                              100%    100%    100%    100%
Operating expenses.......................................      87%     80%     89%     83%
Special charges..........................................      82%      2%     24%      1%
Selling, general and administrative......................      22%      7%     13%      7%
Depreciation and amortization............................       5%      3%      4%      3%
                                                             -----    ----    ----    ----
Income (loss) from operations............................     (96%)     8%    (30%)     6%
Interest expense.........................................       4%      3%      4%      3%
Other income and expense -- net..........................       4%      --      --     (1%)
                                                             -----    ----    ----    ----
Earnings (loss) before tax...............................    (104%)     5%    (34%)     4%
Income taxes.............................................      16%      1%      4%      1%
                                                             -----    ----    ----    ----
Net earnings (loss)......................................    (120%)     4%    (38%)     3%
                                                             =====    ====    ====    ====

NET EARNINGS

     For the three months ended September 30, 1998, the Company incurred a net loss of $645.4 million or $4.92 per share. This compares to net earnings of $19.5 million and $0.21 per share on a diluted basis for the three months ended September 30, 1997. For the nine months ended September 30, 1998 the Company incurred a loss of $719.0 million or $5.48 per share. This compares to net earnings of $33.3 million and $0.43 per share on a diluted basis for the same period in 1997.

     The net loss for the three and nine months ended September 30, 1998 was impacted by special charges of $536.3 million and $547.8 million respectively, which are more fully discussed below. An income tax valuation allowance of $84.4 million was recorded in the three and the nine months ended September 30, 1998 related to Canadian operating losses which were previously recognized, which is more fully discussed below.

     Excluding these charges, the Company had a net loss of $87 million or $0.66 per share for the nine months ended September 30, 1998 and a net loss of $24.7 million or $0.19 per share for the three months ended September 30, 1998.

REVENUE

     Consolidated revenue for the three and nine months ended September 30, 1998 compared with the same period in 1997 is shown in the following table:

                             THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED JUNE 30
                            ---------------------------------   ---------------------------------
                             1998       %      1997       %       1998      %       1997      %
                            -------   -----   -------   -----   --------   ----   --------   ----
Metals Services..........   $240.6     45%    $301.6     60%    $  990.1    52%   $  763.3    68%
Industrial Services......    296.6     55%     205.2     40%       909.0    48%      366.8    32%
                            ------    ----    ------    ----    --------   ----   --------   ----
Total....................   $537.2    100%    $506.8    100%    $1,899.1   100%   $1,130.1   100%
                            ======    ====    ======    ====    ========   ====   ========   ====

     The Metals Services Group revenue for the three months ended September 30, 1998 reflects a net decrease in revenue of $61 million compared with the same period in 1997. A decrease in revenue of $156 million was reported due to the sale of the steel distribution business in July 1998, exiting the copper operations and a decrease in volume and selling prices in the ferrous and non-ferrous operations in the third quarter of 1998. The acquisition of Luria Brothers and four other businesses in late 1997 contributed an increase in revenue of approximately $95 million. The increase in revenue for the nine months ended September 30, 1998 of $227 million compared with the same period in 1997 was attributable to $455 million from acquisitions netted with a decrease in copper operations revenue, a decrease in volume and selling prices in the ferrous and non-ferrous operations and the sale of the steel distribution business in July 1998.

     The Industrial Services Group revenue for the three months ended September 30, 1998 increased by $91 million compared with the same period in 1997. The acquisitions of Allwaste and Serv-Tech as well as two other new businesses contributed approximately $76 million of the revenue increase. The remainder of the increase, or approximately $15 million, came from the expansion of service offerings of existing businesses and internal growth. The increase in revenue for the nine months ended September 30, 1998 of $542 million compared with the same period in 1997 was attributable to $451 million from acquisitions and $91 million from the expansion of service offerings in existing businesses and internal growth.

OPERATING EXPENSES

     As a percentage of revenue, operating expenses for the three months and nine months ended September 30, 1998 were 87% and 89%, respectively, compared to 80% and 83%, respectively, in the same periods of 1997. The increase was principally caused by losses in the copper operations to liquidate inventory which is discussed below.

OPERATING RESULTS

     The operating results for the Metals Services Group reflect the following:

                                                            FOR THE THREE MONTHS ENDED
                                 --------------------------------------------------------------------------------
                                           SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                                 ---------------------------------------   --------------------------------------
                                 FERROUS   NON-FERROUS   COPPER   TOTAL    FERROUS   NON-FERROUS   COPPER   TOTAL
                                 -------   -----------   ------   ------   -------   -----------   ------   -----
                                                                   ($ MILLIONS)
Revenue........................   150.8        80.5        9.3     240.6    142.1       122.0       37.5    301.6
Income (loss) from
  operations...................  (344.6)      (76.2)     (15.2)   (436.0)    18.2         3.4       (3.4)    18.2
Income (loss) from operations
  excluding special charges....    (1.4)       (6.2)       1.2      (6.4)    18.2         3.4        5.4     27.0

                                                            FOR THE NINE MONTHS ENDED
                                 --------------------------------------------------------------------------------
                                           SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                                 ---------------------------------------   --------------------------------------
                                 FERROUS   NON-FERROUS   COPPER   TOTAL    FERROUS   NON-FERROUS   COPPER   TOTAL
                                 -------   -----------   ------   ------   -------   -----------   ------   -----
                                                                   ($ MILLIONS)
Revenue........................   654.9       301.0       34.2     990.1    332.4       287.0      144.0    763.4
Income (loss) from
  operations...................  (319.9)      (73.3)     (94.3)   (487.5)    33.4         4.9        6.1     44.4
Income (loss) from operations
  excluding special charges....    23.3        (3.3)     (77.9)    (57.9)    33.4         4.9       10.3     48.6

     The increase in revenue for the ferrous operations of $8.7 million and $322.5 million in the three months and nine months ended September 30, 1998, respectively, was due primarily to the acquisition of businesses in fiscal 1997. This increase was offset by lower volume and sale prices for scrap, largely attributable to reduced shipments of domestic scrap material to Asian markets and higher imports, causing an oversupply in the market in the United States, and the sale of the steel distribution business in July 1998. The lower prices and volumes are reflected in income from operations excluding special charges as a percentage of revenue, which was (0.9%) and 4% for the three and nine months ended September 30, 1998, as compared to 12.8% and 10.0% for the three and nine months ended September 30, 1997.

     The increase in revenue from non-ferrous operations of $14.0 million for the nine months September 30, 1998 was due primarily to acquisitions in fiscal 1997. The increase in revenue in the three and nine months ended September 30, 1998 was offset by lower sales prices and volumes in the period. Income from operations excluding special charges as a percentage of revenue was (7.7%) and (1.1%) for the three months and nine months ended September 30, 1998, compared to 2.8% and 1.7% for the three months and nine months ended September 30, 1997 due to the lower sale prices and volumes.

     Revenue and income from the copper operations for the three months and nine months ended September 30, 1998 were significantly less than the same period in the prior year. The copper operations, which include the scrap copper wire and cable processing operations maintained primarily in the Company's Hamilton, Ontario yards, are being shut down.

     The operating results for the Industrial Services Group reflect the following:

                                                            FOR THE THREE MONTHS ENDED
                                         -----------------------------------------------------------------
                                               SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                                         -------------------------------   -------------------------------
                                         BY-PRODUCTS   OTHER ISG   TOTAL   BY-PRODUCTS   OTHER ISG   TOTAL
                                         -----------   ---------   -----   -----------   ---------   -----
                                                                   ($ MILLIONS)
Revenue................................      51.2        245.4     296.6       55.9        149.3     205.2
Income (loss) from operations..........       0.6         (7.4)     (6.8)       3.4         21.4      24.8
Income from operations excluding
  special charges......................       0.6          9.0       9.6        3.4         21.4      24.8

                                                             FOR THE NINE MONTHS ENDED
                                         -----------------------------------------------------------------
                                               SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                                         -------------------------------   -------------------------------
                                         BY-PRODUCTS   OTHER ISG   TOTAL   BY-PRODUCTS   OTHER ISG   TOTAL
                                         -----------   ---------   -----   -----------   ---------   -----
                                                                   ($ MILLIONS)
Revenue................................     153.0        756.0     909.0      143.6        223.2     366.8
Income from operations.................       1.4         18.2      19.6        6.5         26.8      33.3
Income from operations excluding
  special charges......................       1.4         34.6      36.0        6.5         26.8      33.3

     The increase in revenue from the Company's Industrial Services Group of $91.4 million and $542.2 million for the three months and nine months ended September 30, 1998 respectively, was due primarily to the acquisition of Allwaste and Serv-Tech as well as of other businesses in fiscal 1997. Income from operations excluding special charges as a percentage of revenue was 3.2% and 4.0% for the three months and nine months ended September 30, 1998 compared to 12.1% and 9.1% for the three months and nine months ended

September 30, 1997 due to margin deterioration given competitive market pressures and a different mix of business which has resulted after the acquisitions in 1997. The nine month results for 1998 have also been impacted by a cost overrun on a large turnaround project and severance costs incurred in the second quarter.

SPECIAL CHARGES

     For the nine months ended September 30, 1998, the Company recorded a charge of $454.5 million reflecting the effects of (a) decisions made with respect to the disposition of the Aluminum and US Ferrous operations, (b) impairment of fixed assets and related goodwill resulting both from decisions to exit various business locations or activities and dispose of the related assets, and as a result of the significant deterioration in the metals markets and business operations of the Company in the third quarter of 1998 and, (c) assessments of the recoverability of fixed assets and the related goodwill of business units in continuing use, as a result of the significant deterioration in the metals markets and business operations of the Company in the third quarter of 1998.

     Included in selling, general and administrative costs in the three months ended September 30, 1998 are special charges of $55 million of which $20 million relates to charges for financing fees and debt restructuring costs. On August 31, 1998, the Company filed its quarterly compliance certificate with its syndicate of lenders which indicated the Company was not in compliance with the provisions of its credit agreement. Management is in active discussions with its lenders to secure appropriate financing arrangements, however no alternative agreement has been reached. As a result, deferred financing costs which were previously amortized over the life of the credit agreement have been expensed as well as costs related to the continued negotiations with the lenders were recorded in the three months ended September 30, 1998. In addition, the Company's current financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in customer market conditions have necessitated the recording of an additional provision for doubtful accounts of $25 million. The remainder of the charges recorded in selling, general and administrative costs relate to severance payments and other costs recorded in the three months ended September 30, 1998 relating to ongoing cost reduction measures and restructuring.

     In the third quarter of 1998, the Company recorded writedowns on investments of $38.3 million in Other income and expense -- net. The Company's 26.8% investment in Innovative Valve Technologies Inc. ("Invatec"), is accounted for using the equity method of accounting. Invatec is a publicly traded company providing comprehensive maintenance, repair, replacement and value added distribution services of industrial valves and process system components. Invatec is in default of its covenants with its lenders and continues to experience operating losses. The reduction in carrying value of $25 million gives effect to an other than temporary decline in value which is reflected by the current market performance of its shares. The Company's investment in Strategic Holdings Inc., which is accounted for at cost, is planned to be sold in the fourth quarter of 1998 for less than its book value. Accordingly, a writedown of the investment of $13.3 million was recorded in the three months ended September 30, 1998 as part of Other income and expense-net.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses have increased over the prior year due to the recording of special charges of $55 million, the consolidation of selling, general and administrative expenses of companies acquired and the addition of sales and marketing staff and corporate staff to manage the increased volume of business.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill for the three months ended September 30, 1998 was $28.5 million, representing an increase of $10.8 million over the same period in 1997 due to acquisitions completed by the Company in the prior year. Depreciation and amortization of fixed assets and goodwill for the nine months ended September 30, 1998 was $83.8 million representing an increase of $48.5 million over the same period in 1997.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 1998 was $24.1 million, and for the nine months ended September 30, 1998 was $66.4 million, representing an increase of $11.0 million and $39.3 million, respectively, over the same periods in 1997. This increase was primarily attributable to increased borrowings to finance the Company's growth by acquisition and fixed asset expansion, together with working capital requirements to support the Company's increased revenue base.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the three months ended September 30, 1998, includes a net gain of $17.2 million before tax on the sale of the steel distribution business, writedowns on investments of $38.3 million, described in Special Charges as well as $1.9 million of interest and equity income.

     Other income and expense -- net for the nine months ended September 30, 1998 consists primarily of a net gain of $17.2 million before tax on the sale of the steel distribution business, writedowns on investments of $38.3 million described in Special Charges and net proceeds on the termination of the merger agreement to acquire Safety-Kleen Corp. in the first quarter of 1998 of $14.7 million as well as $5.7 million of interest and equity income.

     Other income and expense -- net for the three and nine months ended September 30, 1997 includes a $2.8 million gain before tax on the sale of shares received as part of the proceeds on the sale of the Company's municipal and commercial solid waste business in 1996. The shares, which were restricted at the time of receipt, were sold by the Company in February 1997 following the removal of the restriction.

INCOME TAXES

     The Company is required to record a valuation allowance for deferred tax assets which management believes it is more likely than not that the asset will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it is more likely than not that the Company will not realize the benefit of the Canadian deferred tax debit which arose in the quarter, the US deferred tax debit resulting from the special charges and the Canadian deferred tax debits which arose in prior years. Therefore, a valuation allowance of $188 million and $214 million was recorded for the three and nine months ended September 30, 1998, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     In August 1997, the Company signed a five year term, revolving credit agreement, which was amended in October 1997, February 1998, and June 1998 and October 1998 ("the Credit Facility"), with a syndicate of international lenders which originally provided for up to $1.5 billion in borrowings, subject to compliance with specified availability tests. Borrowings under the Credit Facility are guaranteed by the Company's wholly-owned subsidiaries and are secured by a pledge of all of the issued and outstanding securities and all the present and future assets held by the Company in all of its subsidiaries. At September 30, 1998, the Company was not in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility continues to be classified as a current liability on the Company's September 30, 1998 Consolidated Balance Sheet. Pursuant to the June 1998 amendment to the Credit Facility, the facility was reduced from US$1.5 billion to US$1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to US$60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999.

     At September 30, 1998, the Company had undrawn credit capacity under the Credit Facility of approximately $135 million, net of letters of credit outstanding, which amounted to $59 million. However, for as long as the Company is not in compliance with certain covenants in the Credit Facility, the Company cannot draw on this credit capacity without lender approval.

     At September 30, 1998, the Company's working capital deficiency was $689 million, representing a decrease of $1.1 billion from December 31, 1997. This deficiency is attributable to the fact that the debt outstanding under the Credit Facility of $1.0 billion was classified as a current liability at September 30, 1998.

     Inventory for resale, a significant component of the working capital at September 30, 1998, has decreased by $145 million since December 31, 1997, due to the liquidation of copper inventories given the intention to exit this business and the sale of the steel distribution business in July 1998.

     The Company's ability to satisfy its obligations and commitments during the next quarter and for the longer term, requires the Company's lenders to consent to substantive changes to the terms and conditions of the Credit Facility. As a first step in reaching agreement on a new financing arrangement, the Company is negotiating a standstill agreement with its lenders with respect to matters of non-compliance under the Credit Facility for a period ending June 30, 1999. As part of its proposal, the Company has stopped making payments of interest under the Credit Facility, and has requested that its lenders allow it to retain certain proceeds from asset sales. No agreement has yet been reached with the Company's lenders on either of these matters.

     A letter was faxed to the Company on the evening of Friday November 13, 1998 from two of its lenders which stated that if the Company wished to avoid an involuntary insolvency proceeding, the Company should immediately work with its lenders to formulate a prepackaged plan to transfer control of the Company's business to its lenders. The Company's Board of Directors will be considering a response to the letter at a meeting to take place in the late afternoon of November 16, 1998.

CAPITAL EXPENDITURES

     Capital expenditures were $56.5 million during the nine months ended September 30, 1998 compared to $55.0 million during the same period of 1997.

YEAR 2000

STATE OF READINESS

     The Year 2000 issue affects computer systems that have time sensitive programs that may not properly recognize the year 2000. The Company is actively engaged, but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. The Company has conducted detailed inventories and has identified all items with potential Year 2000 impact. Through compliance research, the Company is validating the Year 2000 compliance requirements of inventoried items to assess the impact of the Year 2000 issue and developing the remediation scenarios and project plans for each individual business site.

     The Company's Year 2000 project is divided into four main sections -- infrastructure, applications software, third-party suppliers and customers and industrial equipment and instrumentation. The infrastructure section addresses all hardware and systems software other than the application software. All hardware and system software, which is considered to be high impact to the business will be tested, whether or not there is a date issue. The application software section addresses all application software for both the conversion of applications software which are not Year 2000 compliant and where available from the supplier, the replacement or upgrade of the software. These projects are currently on schedule. The Company has initiated and is reviewing formal communications with third parties who provide goods or services which are essential to the day to day operations. All critical vendors, subcontractors and business partners will be assessed to ensure the smooth transition into the next millennium. The industrial equipment and instrumentation section will address our automated plant and site equipment.

COSTS

     The total costs for 1998 for the Year 2000 project is expected to be $5 million and will be expensed as incurred. Management has estimated the costs for the project to be approximately $20 million including costs for software and hardware upgrades based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

RISKS

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially or adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the results of operations, liquidity and financial condition.

CONTINGENCY PLANS

     The Year 2000 project will have contingency plans in place for all four major sections of the project. However, since system testing has not begun, no Year 2000 specific contingency plans have developed at this time.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following: (1) heightened competition, including the intensification of price competition and the entry of new competitors; (2) adverse state, federal and Canadian legislation and regulation; (3) failure to obtain new customers or retain existing customers; (4) inability to carry out marketing and/or expansion plans; (5) failure to successfully integrate acquired businesses and/or to acquire additional businesses on favorable terms; (6) loss of key executives; (7) changes in interest rates; (8) general economic and business conditions which are less favorable than expected; (9) unanticipated changes in industry trends; (10) liquidity and the ability of the Company to renegotiate its Credit Facility; (11) the impact of outstanding class actions and related claims; and (12) the ability of the Company to successfully complete the proposed divestitures. These factors and other risks are discussed in the Company's Prospectus dated November 6, 1997 included in its Registration Statement on Form S-1 (File No. 333-36549) and from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities.

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

     Various class actions have been filed against the Company and certain of its past and present directors and officers. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common stock. On June 2, 1998, the Judicial Panel on Multi Jurisdictional Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of the State of New York. On July 23, 1998, two pre-trial orders of the US District Court of New York were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a notice of motion in the United States District Court, Southern District of New York for an order dismissing the class action complaint on the grounds of forum non conveniens.

     In addition, similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. Philip acquired these companies in October of 1997 and issued Philip common stock in part payment of the purchase price. The claims allege that Philip's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or alternatively, a violation of US securities laws.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of its November 1997 public offering and the Company's auditors, Deloitte & Touche. The claim was brought on behalf of persons in Canada who purchased common shares from November 6, 1997 to December 18, 1997 and also seeks damages on behalf of persons in Canada who purchased common shares from May 21, 1996 to April 23, 1998. The claim contains various allegations that are similar in nature to those made in the US class action claims. The Company has conducted a review of the claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. The Company intends to vigorously defend all claims but there can be no assurance that the outcome of the class actions and related actions will not have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 2: CHANGES IN SECURITIES

(C) SALES OF UNREGISTERED SECURITIES

     None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     At September 30, 1998, the Company was not in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility continues to be classified as a current liability on the Company's September 30, 1998 Consolidated Balance Sheet.

     Pursuant to the June 1998 amendment to the Credit Facility, the facility was reduced from US$1.5 billion to US$1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to US$60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the making of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999.

     Effective November 13, 1998, the Company has stopped payments of interest on the Credit Facility. A letter was faxed to the Company on the evening of Friday November 13, 1998 from two of its lenders which stated that if the Company wished to avoid an involuntary insolvency proceeding, the Company should immediately work with its lenders to formulate a prepackaged plan to transfer control of the Company's business to its lenders. The Company's Board of Directors will be considering a response to the letter at a meeting to take place in the late afternoon of November 16, 1998.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1*     Articles of Amalgamation of Lincoln Waste Management Inc.
           (previous name of the Registrant) dated April 15, 1991
  3.2*     Articles of Amendment of the Registrant dated June 26, 1991
  3.3*     Articles of Amendment of the Registrant dated July 10, 1991
  3.4*     Articles of Amendment of the Registrant dated May 22, 1997
  3.5*     Bylaws of Lincoln Waste Management Inc. (previous name of
           the Registrant) dated August 16, 1990
  4.1*     Indenture dated as of June 1, 1989, 7% Convertible
           Subordinated Debentures due 2014 between Allwaste, Inc. and
           Texas Commerce Trust Company of New York
  4.2*     Specimen of Common Stock Certificate
 10.1*     1991 Stock Option Plan
 10.2*     1997 Amended and Restated Stock Option Plan
 10.3*     Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
           (previous name of Registrant) and Montreal Trust Company of
           Canada
 10.4+     Credit Agreement dated as of August 11, 1997 among Philip
           Services Corp., Philip Environmental (Delaware), Inc.,
           Canadian Imperial Bank of Commerce, Bankers Trust Company,
           Dresdner Bank of Canada, Dresdner Bank AG/New York/ New York
           Branch, Royal Bank of Canada and the various persons from
           time to time subject to the Credit Agreement as Lenders
 10.5*     Amending Agreement No. 1 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
           administrative agent made as of October 31, 1997
 10.6*     Amending Agreement No. 2 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
           administrative agent made as of February 19, 1998
 10.7**    Amending Agreement No. 3 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
           administrative agent made as of June 24, 1998.
 10.8      Amending Agreement No. 4 to the Credit agreement dated as of
           August 11, 1997 among Philip Services (Delaware), Inc. and
           Canadian Imperial Bank of Commerce, as administrative agent made as of October 20, 1998.
 27        Financial Data Schedule

---------------

+ Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36549)

* Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 1997.

** Incorporated by reference to the exhibits filed with the Company's Quarterly report for the three months ended June 30, 1998.

(B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP SERVICES CORP.

                                          By:       /s/     PHILLIP WIDMAN
                                          Phillip Widman
                                          Executive Vice President &
                                          Chief Financial Officer

Dated: November 16, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                            PAGE NO.
-------                           -----------                            --------
 3.1*     Articles of Amalgamation of Lincoln Waste Management Inc.
          (previous name of the Registrant) dated April 15, 1991......
 3.2*     Articles of Amendment of the Registrant dated June 26,
          1991........................................................
 3.3*     Articles of Amendment of the Registrant dated July 10,
          1991........................................................
 3.4*     Articles of Amendment of the Registrant dated May 22,
          1997........................................................
 3.5*     Bylaws of Lincoln Waste Management Inc. (previous name of
          the Registrant) dated August 16, 1990.......................
 4.1*     Indenture dated as of June 1, 1989, 7% Convertible
          Subordinated Debentures due 2014 between Allwaste, Inc. and
          Texas Commerce Trust Company of New York....................
 4.2*     Specimen of Common Stock Certificate........................
10.1*     1991 Stock Option Plan......................................
10.2*     1997 Amended and Restated Stock Option Plan.................
10.3*     Amended and Restated Shareholder Rights Plan Agreement dated as of May 19, 1995 between Philip Environmental Inc.
          (previous name of Registrant) and Montreal Trust Company of
          Canada......................................................
10.4+     Credit Agreement dated as of August 11, 1997 among Philip
          Services Corp., Philip Environmental (Delaware), Inc.,
          Canadian Imperial Bank of Commerce, Bankers Trust Company,
          Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
          Branch, Royal Bank of Canada and the various persons from
          time to time subject to the Credit Agreement as Lenders.....
10.5*     Amending Agreement No. 1 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
          administrative agent made as of October 31, 1997............
10.6*     Amending Agreement No. 2 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce, as
          administrative agent made as of February 19, 1998...........
10.7**    Amending Agreement No. 3 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc and Canadian Imperial Bank of Commerce, as
          administrative agent made as of June 24, 1998...............
10.8      Amending Agreement No. 4 to the Credit agreement dated as of
          August 11, 1997 among Philip Services (Delaware), Inc. and
          Canadian Imperial Bank of Commerce, as administrative agent made as of October 20, 1998.................................
27        Financial Data Schedule.....................................

---------------

+ Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36549).

* Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

** Incorporated by reference to the exhibits filed with the Company's Quarterly report for the three months ended June 30, 1998.