Form 10-K405
period 1998-12-31
PHILIP SERVICES CORP
filed 1999-04-29
CIK 894076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                         Commission file number 0-20854

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Shares on The Toronto Stock Exchange on April 23, 1999, was approximately CDN$61,637,686 (assumes officers, directors and all shareholders beneficially owning 5% or more of the outstanding Common Shares are affiliates).

     The number of Common Shares of the Registrant outstanding on April 23, 1999 was 131,144,013.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

10-K PART AND ITEM NO.                                                  PAGE NO.
----------------------                                                  --------
                                     PART I
Item 1.    Business....................................................        1
Item 2.    Properties..................................................       15
Item 3.    Legal Proceedings...........................................       16
Item 4.    Submission of Matters to a Vote of Security Holders.........       17

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................       18
Item 6.    Selected Financial Data.....................................       21
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       22
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...       39
Item 8.    Financial Statements and Supplementary Data.................       40
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       67

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..........       68
Item 11.   Executive Compensation......................................       71
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................       75
Item 13.   Certain Relationships and Related Transactions..............       76

                                    PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form
             8-K.......................................................       78

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K under the captions "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe" "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the risks discussed in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and risks discussed from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Philip does not intend, and does not assume any obligation, to update these forward-looking statements.

CURRENCY

     The Company reports in U.S. dollars and therefore all dollar amounts stated in this Form 10-K are expressed in U.S. dollars, except where otherwise indicated.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Philip Services Corp. ("Philip" or the "Company") is an integrated metals recovery and industrial services company, which provides metals recovery and processing services, by-products recovery, utilities management and industrial outsourcing services to major industry sectors from over 280 locations across North America and Europe. The Company's primary base of operations is in the United States. See Note 22 to the Company's audited Consolidated Financial Statements which appears on pages 64 and 65 of this Form 10-K.

     Philip is a company amalgamated under the laws of the Province of Ontario pursuant to a Certificate and Articles of Amalgamation dated April 15, 1991. On May 22, 1997, a Certificate and Articles of Amendment under the Business Corporations Act (Ontario) were issued changing the name of the Company from Philip Environmental Inc. to Philip Services Corp.

     The Company's business is organized into two operating divisions, the Metals Services Group and the Industrial Services Group. The Metals Services Group's primary business operations are ferrous processing and industrial metals services. The ferrous metals operations include the collection and processing of ferrous scrap materials for shipment to steel mills and the provision of significant brokerage services for scrap materials. The industrial metals services include engineering and construction management, on-site services, by-product management and coil processing and distribution services to steel mills. The Metals Services Group primarily services the steel, foundry and automotive industries. See Note 22 to the Company's audited Consolidated Financial Statements which appears on pages 64 and 65 of this Form 10-K for the revenue, income (loss) from operations and total assets of the Metals Services Group for the fiscal years ended December 31, 1998, 1997 and 1996.

     The Industrial Services Group is an integrated provider of by-products recovery, industrial outsourcing and utilities management services with a network of over 250 facilities. By-products recovery includes solvent distillation, engineered fuel blending, paint overspray recovery, organic and inorganic waste collection processing and polyurethane recycling. Industrial outsourcing services include cleaning and maintenance, waste collection and transportation, container services and tank cleaning, turnaround and outage services, mechanical contracting, refractory services, decommissioning and remediation, analytical services and emergency response services. The utilities management business provides services to industrial and municipal water and wastewater treatment plants, power plants and related infrastructure. The Industrial Services Group primarily services the automotive, refining and petrochemical, oil and gas, pulp and paper, steel, transportation and utilities industries. See Note 22 to the Company's audited Consolidated Financial Statements which appears on pages 64 and 65 of this Form 10-K for the revenue, income (loss) from operations and total assets of the Industrial Services Group for the fiscal years ended December 31, 1998, 1997 and 1996.

     See Note 22 to the Company's audited Consolidated Financial Statements which appears on pages 64 and 65 of this Form 10-K for a geographic breakdown of the Company's revenue and long-lived assets.

1998 REVIEW

     In 1997, the Company implemented an acquisition program designed to establish Philip as one of North America's leading metals processing and industrial services providers. During 1997, the Company acquired over 30 businesses at a cost of approximately $1.3 billion. The Company commenced 1998 with the objective of integrating the businesses it had acquired in 1997. The integration was interrupted by a series of events which occurred in 1998 that had a devastating impact on the Company and resulted in it recording a fiscal 1998 loss of $1.6 billion including special charges of $1.2 billion.

     The first event was the discovery and announcement in January 1998 of a discrepancy between the book and physical inventory values in the Company's yard copper business. The announcement of the discrepancy raised serious questions about the integrity of the Company's accounting and the effectiveness of its control systems and had a significant negative impact on the Company's business. After the announcement, numerous class action lawsuits and related claims were commenced against the Company in the United States and Canada (see Item 3. "Legal Proceedings"). An exhaustive examination of the discrepancy was conducted by the Company, its auditors and special counsel to a committee of independent directors of the Company's Board of Directors. As a result of these examinations, it was determined that, amongst other things, unrecorded losses totalling $92 million arising from unauthorized trading of copper outside the Company's normal business practices had been incurred. The Company commenced a civil action against the former president of its metals division and others engaged in the trading in an effort to recover its losses and reported the activities to criminal and other appropriate authorities. As a result of the Company's findings, Philip restated its previously reported financial results for 1997, 1996 and 1995. In addition, the staff of the Securities and Exchange Commission (the "SEC") is conducting a formal investigation of the circumstances surrounding the 1997, 1996 and 1995 restatements of the Company's financial statements. The SEC has advised that its investigation should not be construed as an indication that any violation of law has occurred, nor should it be considered a reflection upon any person, entity or security. While the Company believes it has made all adjustments necessary to its financial statements for 1997, 1996 and 1995, there can be no assurance that additional adjustments will not be required as a result of the SEC investigation.

     To compound matters, starting in late 1997 and continuing throughout 1998, there was a significant deterioration in the Company's copper and ferrous processing businesses due to the most significant decline in metals prices in over 20 years. The Company's Industrial Services Group failed to achieve its cost reduction objectives and its by-products business performed weakly, reflecting industry wide competitive conditions. In addition, declining crude oil prices, which resulted in deferred maintenance spending by customers with petrochemical refinery operations, negatively impacted the revenue and profitability of the Industrial Services Group's operations. The Company reported a first quarter 1998 loss of $565,000 and a second quarter 1998 loss of $73 million. Various initiatives were implemented throughout the year in an effort to improve the Company's operating and financial performance. Management changes were made, including the appointment of a new Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and Presidents of the Company's Metals Services and Industrial Services Groups.

     The deterioration in its principal business segments impaired Philip's ability to comply with the terms of its then $1.5 billion syndicated credit agreement (the "Credit Agreement"). In June of 1998, the Company announced its intention to sell its ferrous and non-ferrous operations and various non-core assets in order to reduce and restructure its debt. The Company sold its steel distribution business in July 1998 for $95 million. However, weak ferrous market conditions lowered the value of the remaining assets and the Company subsequently determined that it would not proceed with the sale of its ferrous businesses.

     By July of 1998, the Company was not in compliance with the terms of its Credit Agreement and sought certain amendments from its lending syndicate. Philip did not reach an agreement with its lenders and accordingly, as at June 30, 1998, $1.04 billion of debt outstanding under the Credit Agreement was classified as a current liability on the Company's consolidated balance sheet.

     As the Company's operating results deteriorated, questions arose as to its ability to meet its obligations under the Credit Agreement and whether the Company had sufficient available cash to satisfy its working capital and capital expenditure needs. In the third quarter of 1998, a number of factors, including a continuing downturn in metal markets, a permanent decline in the value of investments held by the Company, and the decision to exit certain activities or locations and to divest of the Company's aluminum and US ferrous operations caused the Company to take special charges of $357 million and report a net loss of $645 million. The Company again made management changes including the appointment in October 1998 of a new Interim Chief Executive Officer and Chief Restructuring Officer.

     In November 1998, the Company ceased making payments on various debt obligations including the $1.02 billion outstanding under the Credit Agreement. Thereafter, Carl Icahn, the Company's largest shareholder and debt holder, together with another lender, announced that they were considering utilizing involuntary insolvency proceedings to protect their interests unless the Company met with them to formulate a pre-packaged plan to transfer the ownership and control of the business to the Company's lending syndicate.

The Company commenced negotiations with Mr. Icahn and entered into a standstill agreement with him and the other lender on November 20, 1998. The agreement contemplated a restructuring plan whereby the debt outstanding under the Credit Agreement would be converted into $200 million of new secured debt and the distribution of 90% of the equity of the restructured entity to the syndicated debt holders. In accordance with the terms of the standstill agreement, the Company appointed two new directors nominated by Mr. Icahn to the Company's Board of Directors. Also, in November 1998, the Company replaced its then acting Interim Chief Executive Officer and appointed its Executive Vice Chairman, Allen Fracassi, as Interim Chief Executive Officer.

     After discussions with its lending syndicate, the Company determined that the restructuring plan contemplated by the November 20, 1998 standstill agreement would not be approved by the required number of lenders. The Company presented an alternative debt restructuring plan to its lending syndicate on December 15, 1998 which provided for the conversion of a smaller portion of the debt outstanding under the Credit Agreement into equity in an amount to be negotiated with its lending syndicate.

RECENT DEVELOPMENTS

     On January 11, 1999, the Company announced that it had negotiated a term sheet with a sub-committee of the steering committee of its syndicated lenders. The term sheet set forth the principal terms of restructuring the Company under a pre-packaged plan of reorganization. Under the January 11, 1999 term sheet, $550 million of debt outstanding under the Credit Agreement would be restructured into $350 million of senior secured term debt and $200 million of secured payment in-kind notes. The balance of the debt outstanding under the Credit Agreement of approximately $550 million would be exchanged for 90% of the common shares of the restructured Company. Throughout January and February and into early March 1999, the Company continued negotiations with its lending syndicate in an effort to obtain an agreement on a plan to restructure the Company.

     On January 12, 1999, the Company announced that it had closed the sale of certain of its aluminum operations for $69.5 million.

     On March 8, 1999, the Company announced that it had concluded negotiations with the steering committee of its syndicated lenders on the terms of a lock-up agreement (the "Lock-Up Agreement"). Members of the steering committee, who held in excess of 50% of the outstanding syndicated debt, agreed to the form of Lock-Up Agreement. The agreement provided for the conversion of approximately $1.02 billion of secured debt outstanding under the Credit Agreement into $300 million of senior secured debt, $100 million in convertible secured payment in-kind notes and 90% of the common shares of the restructured Company.

     On March 26, 1999, the Company announced that it had entered into a definitive agreement to sell its 68% interest in Philip Utilities Management Corporation for net proceeds of approximately $67 million in cash.
The proceeds of the disposition will be used to pay down the Company's outstanding debt under the Credit Agreement. Under the terms of the Lock-Up Agreement, if the Company completes the sale of Philip Utilities Management Corporation, the senior secured debt of the restructured Company will be reduced from $300 million to $250 million.

     On April 26, 1999, the Company announced that the terms of the Lock-Up Agreement had been approved by its lending syndicate. See Note 1 to the Company's audited Consolidated Financial Statements which appears on pages 45 and 46 of this Form 10-K. The Company will now prepare, in conjunction with its lending syndicate, a pre-packaged plan of reorganization (the "Plan"). The Company expects to file the Plan in June 1999 under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies Creditors Arrangement Act, and to emerge from the restructuring process within 60 to 90 days thereafter. Key to the Plan is the preservation of the value of the Company's business through the protection of its employees, customers and ongoing trade suppliers. There can be no assurance that the Plan will be filed and if filed, that it will be approved by the required stakeholders and the courts having jurisdiction over such matters. If the Plan is not approved, there can be no assurance that the Company will continue as a going concern. See "Item 7. Risk Factors -- Ability to Continue as a Going Concern is Dependent upon Restructuring" on page 32 of this Form 10-K.

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

     Many non-core activities can be performed on a more cost effective basis by specialized industrial service and resource recovery providers that have greater expertise, technological advantages, access to markets for recovered materials and economies of scale. As a result, companies which outsource non-core activities are able to lower operating and capital costs, increase access to new technologies, enhance by-product recovery and reduce liabilities by redirecting accountability. In addition, by reducing the number of vendors from which outsourced activities are purchased, and acquiring services from those suppliers that can provide a "total service" solution on a national basis, manufacturers can further lower administrative costs, reduce management overhead and increase supplier accountability while reducing potential liabilities. Recovery of resources from waste and by-product streams improves manufacturing efficiency by reducing and reusing manufacturing residuals and by-products thereby lowering operating costs, including raw material costs and reducing environmental liabilities.

BUSINESS DIVISIONS

METALS SERVICES

     The Metals Services Group's primary operations are ferrous processing and industrial metals services. The Company is one of the largest ferrous scrap processors in North America and in the United Kingdom. The Metals Services Group has approximately 2,000 employees.

     In 1998, the Company conducted a review of its business segments and strategic alternatives and concluded that it would divest of its ferrous and non-ferrous metal operations in the United States, Canada and the United Kingdom. The primary reason for the decision was to generate sufficient proceeds from the divestitures to allow the Company to substantially pay down and restructure its indebtedness. In July 1998, the Company's Houston, Texas-based steel distribution business was sold for $95 million and on May 21, 1998, the Company sold certain of its spiral weld pipe operations for $9.9 million. In January 1999, the Company sold its aluminum processing facilities located in Guelph, Ontario, Syracuse, New York and Bellwood, Virginia for $69.5 million. Certain copper and non-ferrous operations or assets are expected to be sold within the next 12 months and the remainder of the operations in these segments will be closed during 1999. Due to weak ferrous market conditions and indications of value from offers received, the Company decided not to sell its ferrous operations.

     FERROUS PROCESSING OPERATIONS. The Metals Services Group is a processor and broker of ferrous scrap to steel mills and foundries located in the lower Great Lakes region, the Pittsburgh-Ohio corridor, Southeastern United States and in the United Kingdom. The Company's processing capacity is about ten million tons annually.

     Ferrous scrap is generated as a by-product of automotive stamping and fabrication and is also derived from post-consumer sources such as cars and refrigerators. It is processed by baling, separation or shredding during which time the material is graded and sorted. The primary consumers of ferrous scrap are the foundry industry and the steel industry which uses electric arc furnace technology to reduce scrap to molten form in the production of steel. The Company's operations are regionally concentrated close to industrial scrap producers and other suppliers and to local steel mills.

     The Company's European Division provides a mix of metals recovery and industrial services to clients in six European countries. In the United Kingdom, the Company is one of the largest steel scrap processing companies with a network of twenty facilities including five sites with shredders and two seaport export facilities. The Company operates a heavy media separation facility for the recovery of non-ferrous metal from shredder residue and is active in mill services and electric are furnace dust recycling.

     The Metals Services Group sets and adjusts its prices for ferrous metals sold based upon prices set monthly by the major steel producers. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and maintaining relatively low inventories of scrap and processed metals.

     INDUSTRIAL METALS SERVICES. The Metals Services Group, through its industrial metals services operations, provides a broad range of services to steel mills. The services include engineering and construction management services, on-site services such as scrap inventory management, pit cleaning and charge preparation, by-product management that includes slag management, oil recovery and electric arc furnace dust management, and processing and distribution which is comprised of a specialized galvanized steel coil distribution and slitting operation.

     The engineering and construction management services manage projects for the customer through all phases of activity that include design, procurement, bidding, construction, start-up and training. The design engineering services that complement the construction management team include civil, structural, foundations, mechanical, instrumentation and process control and process and systems engineering. The group also provides technical operations services whereby the Company assists clients in the implementation of new technologies. An example of this is ARC Dust Process Limited which is a patented process developed to recycle electric arc furnace dust.

     DISCONTINUED OPERATIONS -- NON-FERROUS AND COPPER OPERATIONS. During 1998, the Company engaged in non-ferrous and copper processing operations. The non-ferrous processing operations included the refining of second grade copper into prime ingot and the production of deoxidizing products and alloys from aluminum scrap for use in the steel and automotive industries. The copper operations processed wire and cable scrap to recover copper.

     In December 1998, the Company decided to discontinue its non-ferrous and copper operations including those described above. In January 1999, the Company sold its aluminum processing facilities located in Guelph, Ontario, Syracuse, New York and Bellwood, Virginia. Certain copper and non-ferrous operations or assets are expected to be sold within 12 months and the remainder of the operations in these segments will be closed during 1999.

INDUSTRIAL SERVICES GROUP

     The Industrial Services Group is an integrated provider of industrial outsourcing, by-products recovery and utilities management services with over 250 facilities and approximately 11,000 employees, providing a wide range of services geared towards the industrial customer. The Company operates a network of solid and liquid industrial by-product recovery facilities in North America. The Industrial Services Group is headquartered in Houston, Texas.

     The Industrial Services Group has a significant presence in the heavily industrialized regions of the Gulf coast and northeastern, southeastern and southwestern United States. The Industrial Services Group is organized into four operating regions: Central, Eastern, Southeast and Western, each with a mandate to provide a variety of industrial services to customers in that region. In addition, many of the Company's specialized services are marketed across all regions. These specialized services include demolition and decommissioning services, turnaround services, chemical services and products, analytical laboratories, container services and tank cleaning.

     The Company's European Division, which is active in metals recovery and industrial services, has nine facilities in the United Kingdom, Holland, Austria, Germany, Portugal and Spain providing a mix of industrial services to the automotive, steel, chemical and pulp and paper industries.

     In 1998, the Industrial Services Group purchased Industrial Services Technologies, Inc. of Denver, Colorado, for $13 million. Industrial Services Technologies, Inc. primarily provides specialized welding services to the petrochemical industry.

     The Industrial Services Group is segmented into three principal operations: by-products recovery, industrial outsourcing services and utilities management.

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

     The Company's network of facilities and application of proprietary technologies enables Philip to provide its clients with a competitive alternative to conventional disposal. By developing new technologies or customizing available technologies, the Company has achieved competitive processing and recovery efficiencies. For example, the Company has developed a container processing system which enables it to handle large volumes of drummed by-products quickly and effectively. The system operates in an inert atmosphere using automatic control and video monitoring to empty or shred drummed by-products which are then transferred to feed storage tanks where product separation is controlled. Supplemental fuels can then be blended from this material. Philip has also established an engineered fuel processing system ("Super Blender"), which emulsifies solids with liquid chemical by-products and suspends these solids in a supplemental fuel for industrial use. Through this process, the Company produces a supplemental fuel that contains up to 50% solids by weight, providing its customers a more environmentally suitable and lower cost alternative to the disposal of solid hazardous waste.

     Solid and liquid chemical and industrial waste residues constitute the bulk of materials managed by the by-products recovery operations. The hazardous waste management industry, which provides disposal services, including incineration and hazardous waste landfills, is a significant competitor to the Company for by-product waste streams. As a result of overbuilding and the success of its customer's waste minimization efforts, significant excess capacity has developed in the hazardous waste management industry, leading to downward pricing pressures in the markets served by the Company's by-products operations. To counter this situation, the Company continues to develop and employ innovative technologies that minimize on-site waste generation for its customers and maximize the value and reuse opportunities for industrial by-products. By developing increasingly value-added applications for the materials it manages, in partnership with its key industrial customers, the Company maximizes its profitability and differentiates itself from conventional disposal alternatives. Examples of this strategy include the patented Emulsion for Paint Overspray Control ("EPOC") system installed at 19 automotive and equipment manufacturing facilities in North America and Europe. The EPOC system improves the efficiency of the painting process and reduces costs by eliminating build up in the paint booth and decreasing paint usage. A further example of a value-added application is the Company's association with BASF Company ("BASF") to recycle rigid polyurethane for the automotive sector. At Philip's Detroit, Michigan facility, polyurethane scrap is ground, chopped and added to a reactor containing solvents such as glycol, catalysts and other ingredients. It is then thermally treated and cooled to ambient temperature. The polyol produced from this process can be used as a virgin material in rigid polyurethane applications.

     INDUSTRIAL OUTSOURCING SERVICES. The industrial outsourcing services operations serve the refining, petrochemical, oil and gas, electric utility, pulp and paper, automotive, paint and coatings and transportation industries, providing industrial and commercial customers with a range of industrial and environmental services. These services include cleaning and maintenance (including hydroblasting, gritblasting, air-moving and liquid vacuuming, container services, and tank cleaning), waste collection and transportation, turnaround and outage services, refractory services, decommissioning and remediation, analytical services, emergency response services, project management services, inspection and analysis services, electrical and instrumentation and other general plant support services.

     Hydroblasting is performed using high pressure pumps to remove hard deposits from surfaces such as heat exchangers, boilers, aboveground storage tanks and pipelines, that may be unsuitable for other conventional cleaning techniques. Gritblasting utilizes both abrasive and non-abrasive media to clean surfaces on electrostatic precipitators and boilers and to prepare metal surfaces for protective coatings and non-destructive testing. Air-moving and liquid vacuuming remove and handle industrial wastes or salvageable materials contained in customers' tanks, containers or other process configurations. Container services include cleaning, inspection and repair of highway tank-trailers, railcar tanks, intermodal containers and intermediate bulk containers. Tank cleaning involves the removal of sludge and residual products from the interior of storage tanks to allow inspection, repair and/or product changeover.

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

     Turnaround and outage services provide customers in refineries, petrochemical facilities and power plants a single source integrated package of turnaround maintenance services and other speciality services for the scheduled maintenance, repair or replacement of process equipment, operating machinery and piping systems. Sophisticated maintenance programs play an increasingly important role in the continuous improvement of performance in plant operations. Services provided include project management, planning and scheduling, decontamination, heat exchange maintenance, refactory services and heat treating services. The Company has a highly experienced and skilled labour force and patented technologies that reduce the downtime associated with turnaround projects. These technologies also reduce the safety risks associated with heat bundle extraction and cleaning.

     Industrial outsourcing services also include a broad range of remediation and environmental services, including strategic resource management, site remediation, decommissioning and investment recovery, abatement, environmental consulting and engineering, analytical and emergency response services.

     Site remediation includes project management, risk assessment, demolition, on-site treatment and transportation services to address environmental contamination problems. Remediation can range from simple soil excavation and disposal to complex programs that in some cases involve assumption by the Company of management of all aspects of its customers' environmental and regulatory programs. Combined with investment recovery, the Company's site remediation services not only address environmental problems and support the closure and decommissioning of facilities, they can reduce costs for customers through the reclamation of ferrous and non-ferrous scrap.

     Decommissioning involves the closing down of operations, removal of process equipment, buildings and structures and site cleanup and remediation. The Industrial Services Group provides project planning and management, including design, planning and control, health and safety, waste reduction, demolition, and final site rehabilitation. The Company's resource and by-products recovery capabilities enables it to recover value from equipment, building components and ferrous metals.

     The industrial outsourcing services group operates a network of environmental laboratories in Canada and the United States from which it provides analytical testing for its customers across North America. The

Company provides advanced air quality analysis and dioxin testing. The group also provides emergency response services, including containment, clean-up, remediation and disposal of material resulting from the inadvertent release of dangerous goods or hazardous materials, and wastes or spills of material that are unusual to the environment in quantity or quality.

     The competitive strengths of the Company's industrial outsourcing services operations include its ability to provide integrated cost competitive "back end" solutions, such as decommissioning, remediation and investment recovery, to problems identified through the risk assessment and consulting services phase of the contract.

     Philip owns and operates a solid non-hazardous landfill in Stoney Creek, Ontario. The site has a total capacity of 11 million tons and an annual fill rate of 825,000 tons. The site is used for the disposal of solid non-hazardous residuals from clients and from the Company's by-products recovery operations.

     UTILITIES MANAGEMENT. The Company provides turnkey wastewater treatment at customers' facilities, including design, procurement, installation, start-up and operation. The Company is able to design and construct economical and efficient treatment systems while providing a guarantee of performance and assurance of operability.

     The Company's utilities management business is operated through approximately 68%-controlled Philip Utilities Management Corporation ("PUMC"), which operates and maintains water and wastewater treatment facilities for municipal and industrial customers, provides residuals management and sludge dewatering and disposal services and owns and operates private utilities. PUMC also provides plant design and construction, project management, process design and engineering services as well as installation of automated control systems. PUMC specializes in services relating to the construction, repair and maintenance of collection and distribution systems or pipes and pumping stations necessary to convey water and wastewater to and from treatment facilities. These services are provided both to facilities operated and owned by PUMC and to third parties. On March 26, 1999, Philip announced that it had entered into an agreement to sell its 68% interest in PUMC to Azurix Corp., an affiliate of Enron Corp. of Houston, Texas. The net proceeds to Philip from the sale are expected to be approximately $67 million in cash.

BACKLOG

     Revenue backlog for the Industrial Services Group was $98.9 million as at December 31, 1998 with all of the work anticipated to be completed in 1999. Revenue backlog for 1997 and 1996 was $60.4 million and $16.5 million, respectively. While backlog can be an indication of expected future revenues, backlog is subject to revisions from time to time due to cancellations, modifications and changes in the scope of projects or their design and construction schedules. There can be no assurance whether or when backlog will be realized as revenue.

IMPACT OF INFLATION, ECONOMIC CONDITIONS AND SEASONALITY

     A general economic slowdown over the Christmas holiday period, client year end shutdowns and weather related circumstances during winter months result in the Company experiencing lower levels of activity in December and during the first quarter of its fiscal year. Therefore, first quarter results may not be indicative of the results that will be achieved during an entire year.

PROPRIETARY TECHNOLOGY

     The Company develops and applies proprietary technologies to provide on-site waste minimization, by-products recovery and industrial services that reduce customer costs, safety risks and potential environmental liabilities.

     In its Metals Services Group, the Company applies processing technologies to obtain better yields from scrap and by-products and to develop further uses for material that would otherwise be landfilled. Development and use of these processes increases margins, reduces environmental risk for the Company and its customers and adds to the integrated package of services provided, making the Company more attractive as a single source vendor.

     The Industrial Services Group applies proprietary technologies to minimize waste, increase recovery and reuse of industrial by-products and provide on-site industrial services that minimize downtime and costs associated with industrial cleaning, maintenance and turnaround projects. These technologies include engineered fuel blending, using a "Super Blender" to emulsify solid and liquid by-products into a fuel for cement kilns, the EPOC paint overspray recovery system that reduces paint usage and eliminates the landfilling of paint sludge and the Company's association with BASF to recycle rigid polyurethane, primarily generated from automotive production and automotive scrap, into polyols for reuse in polyurethane applications. Turnaround technologies primarily used in refinery and petrochemical turnaround projects include Fast Draw, a remote control heat exchanger bundle extraction technology, Fast Clean, a semi-robotic heat exchanger bundle cleaning process, and Life Guard, a technology for decontaminating hydrocarbons in refinery towers and vessels to reduce potential health and safety impacts during cleaning and maintenance activities.

     Although the Company possesses patents for certain of its technologies, it relies primarily on trade secret protection and confidentiality to protect its proprietary technologies. While the time and capital associated with the development and commercialization of technologies provide a barrier to entry, there can be no assurance that the Company will be able to maintain the confidentiality of its technology.

     The following table outlines certain of the Company's proprietary technologies:

TECHNOLOGY                       APPLICATION                   COMPETITIVE ADVANTAGE         INDUSTRY SERVED
----------                       -----------                   ---------------------         ---------------
Fast Draw......................  Remote control extraction of  Reduced turnaround time       Petrochemical,
                                 heat exchanger bundles        and labor,                    Hydrocarbon
                                                               Enhanced safety               processing
Fast Clean.....................  Semi-robotic cleaning of      Reduced turnaround time       Petrochemical,
                                 heat                          and labor,                    Hydrocarbon
                                 exchanger bundles             Enhanced safety               processing
Life Guard.....................  Decontamination of            Elimination of personal       Petrochemical,
                                 hydrocarbons in refinery      safety risks,                 Hydrocarbon
                                 towers and vessels            Improved heat transfer        processing
                                                               performance
WeldSmart......................  Welding,                      Reduces energy consumption    All welding
                                 Heat treatment                and increases                 applications
                                                               productivity
EPOC...........................  Paint overspray capture       Reduces paint usage and       Automotive and
                                 and recovery                  eliminates landfilling of     equipment
                                                               paint sludge                  manufacturers
Super Blender..................  Processing of solid and       Reduces disposal costs and    Petrochemical,
                                 liquid by-products into       eliminates landfilling        Paint,
                                 engineered fuels                                            Automotive,
                                                                                             Cement
Fuel Smart.....................  Computer based method to      Optimizes combustion,         All industrial
                                 regulate industrial furnaces  minimizes the formation       furnaces
                                                               of pollutants
Rigid Polyurethane Recycling...  Thermal/chemical processing   Eliminates landfilling,       Automotive,
                                 of rigid polyurethane         Supports "recyclable car"     Polyurethane
                                 automotive parts into         objective of automotive       applications
                                 virgin polyols                manufacturers

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

     The Company's account managers, who are assigned to industrial accounts, are critical to the success of the sales and marketing program. These individuals are responsible for ensuring the customer has one point of contact for information, service and accountability and bringing in other Philip expertise as required to provide information and implement a broad range of services.

     The Company places less emphasis on traditional sales approaches to capture new clients and more on cross selling a broad range of services to its existing large industrial client base. The Company has established a substantial base of clients which cross all key industrial sectors. The Company identifies services it is providing these customers and opportunities for additional cross-selling. This process is carried out in conjunction with the sales or operating personnel who have relationships with these customers.

     In addition, to support many of its industrial services contracts, Philip dedicates on-site personnel at its clients' facilities to manage said contracts. These personnel are ideally situated to assess other client needs and integrate additional services provided by the Company.

     The Company also participates in competitive bidding processes to obtain contracts granted by municipalities, local governments or private enterprises for services such as site redemption and decommissioning contract services. Contracts are generally awarded on the basis of sealed bids submitted by interested bidders and competition for these contracts is generally intense.

CUSTOMERS

     Philip provides a broad range of metals recovery and industrial services to major industry sectors including refining and petrochemical, steel, automotive, chemical, paint and coatings, oil and gas, utilities, pulp and paper, food and beverage and transportation.

     The Company's Metals Services Group serves customers primarily in the steel, automotive and foundry industries. The Company's Industrial Services Group serves a number of industry sectors, primarily automotive, refining and petrochemical, oil and gas, pulp and paper, steel, transportation and utilities.

     Philip seeks to enter into master service agreements with large customers to establish the Company as an approved national vendor. Master service agreements are a primary vehicle for large companies to reduce their number of suppliers and costs, while concurrently establishing high standards of service delivery so that fewer suppliers that are geographically diverse can provide more services. In some cases, these agreements approve less than three suppliers in the area of resource recovery and industrial services, providing the Company with a strong competitive advantage. In other cases, a number of suppliers are approved and the master service agreement serves only to assist the Company in selling its services on a plant-by-plant basis.

COMPETITION

     The metals recovery and industrial services industries are highly competitive and require substantial capital resources. Competition is both national and regional in nature and the level of competition faced by the Company in its various lines of business is significant. Potential customers of the Company typically evaluate a number of criteria, including price, service, reliability, prior experience, financial capability and liability management. In servicing its customers, the Company believes its primary competitive strengths are: (i) that it offers a broad range of metals recovery and industrial services, (ii) its broad geographic network, (iii) its proprietary technologies, and (iv) its highly skilled and experienced employee base. The Company competes with a variety of companies that may be larger in particular business lines in which the Company operates.

     The primary competitors of the Metals Services Group are other scrap processors in regions where the Metals Services Group operates. Although the Metals Services Group competes in both the purchase and sale sides of its businesses, competition is primarily on the purchase side for access to scrap which may become more intense during times of scrap scarcity. Availability depends upon the level of economic activity in the industries from which the Company acquires its scrap and market prices. The Company believes that its longstanding relationship with generators of metal bearing scrap provides it with increased stability. In its ferrous metals processing operations, the Company competes for access to scrap with large regional operators as well as several smaller operators.

     The Company seeks to enhance its competitive position by enhancing the efficiency of its operations through economies of scale and increased recovery rates, thereby lowering its costs which increases margins and gives it pricing flexibility. The Company also accompanies its product sales with a broad range of services, or vertically integrates its operations to provide multiple services to its clients. The Metals Services Group also competes on the sale side by offering a secure supply of high quality scrap that is processed according to client specifications and by providing a broad range of additional mill services.

     The industrial services industry is also highly competitive and fragmented. The Company competes with numerous local, regional and national companies of varying sizes and financial resources. Competition for industrial services is based primarily on hourly rates, productivity, safety, innovative approaches and quality of service. Philip competes by providing a highly experienced work force with specialized skills in the application of technologies, by integrating and offering multiple services, and by maintaining strict adherence to health and safety policies and compliance with clients' requirements. The hazardous waste management industry competes with the Company's industrial services operations by providing a price competitive disposal alternative to a number of the Company's waste management and by-products recovery services. The Company competes by developing and employing innovative technologies that minimize on-site waste generation for its customers and maximize the value and reuse opportunities for the industrial by-products. Through developing increasingly value-added applications for the materials it manages, in partnership with its key industrial customers, the Company maximizes its profitability and differentiates itself from conventional disposal alternatives. Examples of this strategy include the patented EPOC system installed at automotive and equipment manufacturing facilities and the Company's association with BASF to recycle rigid polyurethane for the automotive sector.

     Recently, weak market conditions in the metals recycling and industrial services industries have had a negative impact on revenue in these areas. For example, record steel imports have decreased domestic demand and prices for scrap steel.

GOVERNMENT REGULATION

     The Company is subject to government regulation including stringent environmental laws and regulations. Among other things, these laws and regulations impose requirements to control air, soil and water pollution, and regulate health, safety, zoning, land use and the handling and transportation of industrial by-products and waste materials. This regulatory framework imposes compliance burdens and costs on the Company. See Item 7, Capital Expenditures in the Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 30 and 31 of this Form 10-K for a discussion of the Company's estimated capital expenditures in relation to environmental compliance matters. Notwithstanding the burdens of this compliance, the Company believes that its business prospects are enhanced by the enforcement of laws and regulations by government agencies.

     Applicable federal and state or provincial laws and regulations regulate many aspects of the resource recovery and industrial services industry. Laws and regulations typically provide operating standards for treatment, storage, management and disposal facilities and monitoring and spill containment requirements and set limits on the release of contaminants into the environment. Such laws and regulations, among other things, (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment they can provide at such facilities and the location and expansion of such facilities, (ii) impose liability for remediation and clean-up of environmental contamination, both on-site and off-site, resulting from past and present operations at the Company's facilities, and (iii) may require financial assurance that funds will be available for the closure and post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material identified.

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

     Also subject to regulation are spills of certain industrial by-products and waste materials. While the specific provisions of spills related laws and regulations vary among jurisdictions, such laws and regulations typically require that the relevant authorities be notified promptly, that the spill be cleaned up promptly and that remedial action be taken by the responsible party to restore the environment to its pre-spill condition. Generally, governmental authorities are empowered to act to clean up and remediate spills and environmental damage and to charge the costs of such clean-up to one or more of the owners of the property, the person responsible for the spill, the generator of the contaminant and certain other parties. Such authorities may also impose a tax or other liens to secure such parties' reimbursement obligations.

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

     Environmental laws and regulations impose strict operational requirements on the performance of certain aspects of hazardous substances remedial work. These requirements specify complex methods for identification, storage, treatment and disposal of waste materials managed during a project. Failure to meet these requirements could result in termination of contracts, substantial fines and other penalties.

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

     While, in general, the Company's businesses have benefited substantially from increased governmental regulation, the resource recovery and industrial services industries in North America have become subject to extensive and evolving regulation. The Company makes a continuing effort to anticipate relevant material regulatory, political and legal developments, but it cannot predict the extent to which any future legislation or regulation may affect its operations. The Company believes that with heightened legal, political and citizen awareness and concerns, all companies in the resource recovery and industrial services industries may be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the industrial services and resource recovery industries to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a portion of the Company's capital expenditures is expected to relate, directly or indirectly, to such equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the industrial by-products and waste materials generated thereby.

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

     In the United States, such liability stems primarily from the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and its state equivalents (collectively, "Superfund") and the Resource Conservation and Recovery Act of 1976 ("RCRA") and similar state statutes. CERCLA imposes joint and several liability for the costs of remediation and natural resource damages on the owner or operator of a facility from which there is a release or a threat of a release of a hazardous substance into the environment and on the generators and transporters of those hazardous substances. Under RCRA and equivalent state laws, regulatory authorities may require, pursuant to administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and post-closure care of its facilities. Since the Company has operations in, and has shipped and continues to ship hazardous waste to disposal sites in the United States, the Company is exposed to potential liability in the United States under RCRA, CERCLA and their state law equivalents resulting from the handling and transportation of such wastes and for alleged environmental damage associated with past, present and future waste disposal practices.

     The Company is aware that hazardous substances are present in some of the landfills and transfer, storage processing and disposal facilities used by it. Certain of these sites have experienced environmental problems and clean-up and remediation is required. The Company has grown in the past by acquiring other businesses. As a result, the Company has acquired, or may in the future acquire, landfills and other transfer and processing sites which contain hazardous substances or which have other potential environmental problems and related liabilities, and may acquire businesses which may in the future incur substantial liabilities arising out of their respective past practices, including past disposal practices.

     Certain of Philip's subsidiaries' transfer, storage, processing and disposal facilities are contaminated as a result of operating practices at the sites and remediation will be required at a substantial cost. Investigations of these sites have characterized to varying degrees the nature and extent of the contamination. Philip and these subsidiaries, in conjunction with environmental regulatory agencies, have in some instances commenced to remediate the sites in accordance with approved corrective action plans pursuant to permits or other agreements with regulatory authorities. The Company, in conjunction with an environmental consultant, has developed or is developing cost estimates for these sites that are periodically reviewed and updated. Estimated remediation costs, for individual sites and in the aggregate, are substantial. While the Company maintains reserves for these matters based upon cost estimates, there can be no assurance that the ultimate cost and expense of corrective action will not exceed such reserves and have a material adverse impact on the Company's operations or financial condition.

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

     Certain subsidiaries acquired by Philip have been named as potentially responsible or liable parties in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of cases, the Company's connection with NPL sites relates to allegations that subsidiaries of Philip (or their predecessors) transported waste to the sites in question. The Company routinely reviews the nature and extent of its alleged connection to these sites, the number, connection and financial ability of the named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company maintains reserves. There can be no assurance that the Company will not subsequently incur liabilities at such sites or at additional sites that materially exceed the amounts reserved.

     Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter this expectation and necessitate the recording of additional liabilities which could be material. Moreover, because Philip and various of its subsidiaries have disposed of waste materials at more than 200 third-party disposal facilities, it is possible that Philip and its subsidiaries will be identified as PRPs at additional sites. The impact of such future events cannot be estimated at the current time.

     The Company may also be required to indemnify customers who incur liability in connection with the foregoing pursuant to the terms of contracts between such customers and the subsidiaries involved.

EMPLOYEES

     As at December 31, 1998, Philip employed over 13,000 people, approximately 2,000 of whom are unionized. Of such employees, approximately 2,000 work in the Metals Services Group, approximately 11,000 work in the Industrial Services Group and approximately 100 work in the Company's corporate office.

ITEM 2.  PROPERTIES

     The Company currently operates from over 280 locations primarily in North America, with some locations in Europe. The Company believes that its primary existing facilities are effectively utilized, well maintained and in good condition. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

     The Company's corporate office is located in Hamilton, Ontario and is comprised of leased premises occupying 46,982 square feet.

     The following is a list of the principal sites from which the Company conducts its operations. Unless otherwise indicated, all of the listed sites are held in fee by Philip or a wholly-owned subsidiary.

                             METALS SERVICES GROUP

OWNER                                   LOCATION                    NATURE OF SERVICES PROVIDED(1)
-----                                   --------                    ------------------------------
Philip Metals Inc.....................  Chesterton, Indiana         metals collection, processing and transfer(2)
                                        St. Louis, Missouri         metals collection, processing and transfer
                                        Coatesville, Pennsylvania   metals collection, processing and transfer(2)
                                        Nashville, Tennessee        metals collection, processing and transfer
                                        Memphis, Tennessee          metals collection, processing and transfer(2)
                                        Chattanooga, Tennessee      metals collection, processing and transfer
                                        Cleveland, Ohio             metals collection, processing and transfer(2)
                                        Canton, Ohio                metals collection, processing and transfer(2)
Allied Metals Limited.................  Bristol, United Kingdom     metals collection, processing and transfer(2)
Philip Enterprises Inc................  Hamilton, Ontario           metals collection, processing and transfer

                           INDUSTRIAL SERVICES GROUP

OWNER                                   LOCATION                    NATURE OF SERVICES PROVIDED(1)
-----                                   --------                    ------------------------------
Burlington Environmental Inc..........  Kansas City, Missouri       by-products collection, processing and transfer
                                        Seattle, Washington         by-products collection, processing and transfer
                                        Kent, Washington            by-products collection, processing and transfer
                                        Tacoma, Washington          by-products collection, processing and transfer
Nortru, Inc...........................  Detroit, Michigan           by-products collection, processing and transfer
Philip Industrial Services Group,
  Inc.................................  Detroit, Michigan           by-products collection, processing and transfer
                                        Deerpark, Texas             service depot(2)
                                        Irving, Texas               waste water treatment facility(2)
RMF Global, Inc.......................  Toledo, Ohio                by-products industrial services contracting(2)
Republic Environmental Systems
  (Pennsylvania), Inc.................  Hatfield, Pennsylvania      by-products collection, processing and transfer
Philip Environmental Services
  Limited.............................  Etobicoke, Ontario          by-products decommissioning service(2)
Philip Enterprises Inc................  Barrie, Ontario             by-products collection, processing and transfer
                                        Rexdale, Ontario            by-products collection, processing and transfer
                                        Hamilton, Ontario           by products collection, processing and transfer

---------------

(1) A number of the Company's subsidiaries operate sites which provide services in more than one category.

(2) Leased facility.

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

3(A)

     Various class actions have been filed against the Company, certain of its past and present directors and officers, the underwriters of the Company's 1997 public offering and the Company's auditors. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common shares. On June 2, 1998, the Judicial Panel on Multidistrict Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of New York. On July 23, 1998, two pre-trial orders of the District Court were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a motion for an order dismissing the class action on the grounds of forum non conveniens. As of the date hereof, no decision has been rendered on the forum non conveniens motion.

     Similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. Philip acquired these companies in October 1997 and issued Philip common shares in partial payment of the purchase price. The claims allege that Philip's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or, alternatively, a violation of U.S. securities laws.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors. The claim was brought on behalf of persons in Canada who purchased Philip common shares between November 6, 1997 and December 18, 1997, and also seeks damages on behalf of persons in Canada who purchased common shares between May 21, 1996 and April 23, 1998. The claim contains various allegations that are similar in nature to those made in the U.S. class action claims.

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

3(B)

     In January 1997, the State of Missouri brought an enforcement action against Solvent Recovery Company ("SRC"), an indirect wholly owned subsidiary of the Company, in state court alleging numerous violations of hazardous waste regulations at SRC's Kansas City, Missouri facility. Included were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit as well as allegations of numerous deficiencies under regulations and SRC's permit in the accumulation, record keeping, inspection, labelling, transportation and handling of such waste. SRC and the State of Missouri have agreed upon a payment of $225,000 to be made in two instalments and a payment of approximately $125,000 which payment is suspended and will be waived if the facility remains in compliance with applicable federal and state environmental standards for three years. Philip does not expect that the matter will have a material adverse effect on its results of operations or financial position.

3(C)

     In January 1999, Exxon Chemical Company ("Exxon") asserted a claim against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. In addition, in March 1999, Westlake PetroChemicals Corporation ("Westlake") commenced an action against Piping Companies, Inc. ("PCI"), an indirect wholly-owned subsidiary of the Company, alleging that welding work conducted by PCI in December 1995 was defective and gave rise to a fire which caused considerable damage to Westlake's Sulfur, Louisiana ethylene plant. The Company has conducted a preliminary review of these claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. The Company intends to vigorously defend the claims and believes that it has insurance coverage for such claims. There can be no assurance that the outcome of the claims will not have a material adverse effect upon the financial condition or results of operations of the Company.

3(D)

     In November 1998, the Company ceased paying interest on its $1.02 billion in outstanding secured syndicated debt and stopped making payments on certain other unsecured debt and contractual obligations (the "Unsecured Obligations"). The Company may not have a defense to claims asserted or actions commenced for the payment of these obligations, or compliance with such contracts. The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company whereby outstanding syndicated debt of $1.02 billion will be converted into $300 million of senior secured debt, $100 million in convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The Company is preparing a pre-packaged plan of reorganization which it expects to file under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies Creditors Arrangement Act. The filing of a pre-packaged plan of reorganization is subject to the fulfillment of certain conditions. There can be no assurance that the pre-packaged plan of reorganization will be filed and if filed, that it will be approved by the required stakeholders and the courts having jurisdiction over such matters. If the pre-packaged plan of reorganization is not approved, there can be no assurance that the Company will continue as a going concern. The Company is seeking to impair the Unsecured Obligations as part of the US and Canadian pre-packaged plan of reorganization filings. There can be no assurance that the Unsecured Obligations will be resolved as part of the Company's pre-packaged plan of reorganization. If not resolved, Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common shares trade under the symbol "PHV" in Canada on The Toronto Stock Exchange (the "TSE") and the Montreal Exchange.

     The trading of the Company's common shares in the United States on the New York Stock Exchange (the "NYSE") was halted on January 12, 1999 due to the Company's failure to meet certain listing criteria of the NYSE. In particular, the Company's net tangible assets available to common stock was less than $12 million and the Company's three year average net income after taxes was less than $600,000. On April 23, 1999, the NYSE notified the Company that it will suspend trading of Philip's common shares and that it will make an application to the Securities and Exchange Commission to delist the Company's common shares. The Company intends to request a hearing before the Board of Directors of the NYSE to appeal the decision.

     The following table sets forth for the fiscal periods indicated (based on the fiscal year ending December 31) the high and low sale prices per share and trading volume of the Company's common shares as reported by the NYSE and the TSE, the principal Canadian exchange for the trading of the Company's common shares.

                                          PRICE RANGE AND TRADING VOLUME OF THE COMMON SHARES
                                   -----------------------------------------------------------------
                                               NYSE                               TSE
                                   -----------------------------   ---------------------------------
                                    HIGH     LOW       VOLUME        HIGH       LOW        VOLUME
                                   ------   ------   -----------   --------   --------   -----------
                                    (US DOLLARS)                   (CANADIAN DOLLARS)
1997
First quarter...................   $18.38   $13.63    24,863,000    $24.75     $18.50      8,303,000
Second quarter..................    15.75    12.25    32,959,000     22.10      17.15      8,445,000
Third quarter...................    19.94    14.37    31,765,000     27.90      19.95     16,710,000
Fourth quarter..................    19.25    11.81    29,761,000     26.75      17.00     11,226,000
1998
First quarter...................   $14.31   $ 7.38   112,118,000    $20.80     $10.75     28,188,000
Second quarter..................    10.63     3.50    82,117,000     15.00       5.10     20,023,000
Third quarter...................     4.25     0.75    52,208,000      6.20       1.18     15,172,000
Fourth quarter..................     0.94     0.13    55,452,000      1.39       0.25     33,461,000
1999
First quarter...................     +        +           +         $ 0.80     $ 0.26     22,455,000
April -.........................     +        +           +           0.70       0.44      3,230,000
(Through April 23, 1999)

---------------

+ not available

     On April 23, 1999, the last reported sale price on the TSE of the common shares was Cdn$0.47. At April 23, 1999, there were 131,144,013 common shares issued and outstanding and held of record by approximately 1,667 shareholders.

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

SALES OF UNREGISTERED SECURITIES

     (a) On January 28, 1998, the Company issued 39 common shares in connection with the acquisition of Intermetco Inc. in 1997. The transaction was made in reliance on Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

     (b) On February 2, 1998, the Company issued 1,381 common shares in connection with the conversion of 7.25% Convertible Subordinated Debentures assumed by Philip pursuant to the Allwaste, Inc. acquisition in 1997. The transaction was exempt under Section 3(a)(9) of the Securities Act.

     (c) On March 5, 1998, the Company issued 159 common shares in connection with the acquisition of Intermetco Inc. in 1997. The transaction was made in reliance on Regulation S under the Securities Act.

     (d) On June 18, 1998, the Company issued 79 common shares in connection with the acquisition of Intermetco Inc. in 1997. The transaction was made in reliance on Regulation S under the Securities Act.

     (e) On July 13, 1998, the Company issued 79 common shares in connection with the acquisition of Intermetco Inc. in 1997. The transaction was made in reliance on Regulation S under the Securities Act.

     (f) On October 19, 1998, the Company issued 159 common shares in connection with the acquisition of Intermetco Inc. in 1997 The transaction was made in reliance on Regulation S under the Securities Act.

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

     Generally, under the Income Tax Act (Canada) (the "Tax Act"), dividends paid or credited or deemed to be paid or credited on common shares of the Company to a shareholder who is not resident in Canada, and who does not use or hold and is not deemed to use or hold such shares in or in the course of carrying on a business in Canada, are subject to a withholding tax of 25% of the gross amount of such dividends. However, Article X to the Canada-United States Income Tax Convention, 1980 (the "Convention") reduces to 15% the rate of such withholding tax where the beneficial owner of the dividends is resident in the United States for the purposes of the Convention. The rate of such withholding tax will be further reduced to 5% where the beneficial owner of the dividends owns at least 10% of the voting stock of the company paying the dividends.

     A shareholder who is not resident in Canada under the Tax Act and who holds common shares of the Company as capital property will not be subject to tax in Canada on capital gains realized on the disposition or deemed disposition of such common shares unless such common shares are "taxable Canadian property" within the meaning of the Tax Act at the time of the disposition or deemed disposition, as the case may be. Common shares are generally not taxable Canadian property provided such shares are listed on a prescribed stock exchange (which includes the New York Stock Exchange, The Toronto Stock Exchange and the Montreal Exchange) and at no time within the five-year period immediately preceding the disposition or deemed disposition did the shareholder, persons with whom the shareholder did not deal at arm's length, or the shareholder together with such persons, own 25% or more of the issued shares (and, in the view of Revenue Canada, taking into account any interest therein or options in respect thereof that belonged to the shareholder, persons with whom the shareholder did not deal at arm's length, or the shareholder and such persons) of any class or series of the Company's shares. A deemed disposition of common shares held by a shareholder will arise on the death of that shareholder. If the common shares are taxable Canadian property to a shareholder who is resident in the United States for the purposes of the Convention, any capital gain realized on the disposition or deemed disposition of such shares will generally be exempt from tax under the Tax Act by virtue of the Convention if the value of such shares at the time of the disposition or deemed disposition is not derived principally from real property situated in Canada (as defined by the Convention).

     Common shares of the Company held by a citizen or resident of the United States would normally be subject to tax on capital gains upon disposition under the laws of the United States.

NORMAL COURSE ISSUER BID

     On March 13, 1998, the Company announced its intention to make a normal course issuer bid through which Philip could make open market purchases of its common shares on the NYSE, TSE and the Montreal Exchange. The bid commenced on March 17, 1998 and ended on March 16, 1999. Philip did not purchase any of its outstanding common shares pursuant to the bid.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial data of Philip for the periods indicated, including the accounts of all companies acquired prior to the end of the respective reporting periods. The companies, all of which were acquired in transactions accounted for as purchases during the past five years, are included from their respective dates of acquisition. For all periods indicated, the selected financial data reflects Philip's Non-Ferrous and Copper operations which were discontinued in 1998 and the former municipal and commercial solid waste operations, which were sold in August 1996, as discontinued operations. See Note 5 to the Company's audited Consolidated Financial Statements which appears on pages 51 and 52. As at December 31, 1998, the Company was not in compliance with the provisions of its existing credit agreement and therefore, certain amounts of debt previously recorded as long-term have been reclassified as current liabilities. See Note 1 to the Company's audited Consolidated Financial Statements which appears on pages 45 and 46.

     The selected financial data should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company and the related Notes thereto. Philip did not pay any cash dividends during the periods set forth below.

                                                           YEARS ENDED DECEMBER 31
                                          ---------------------------------------------------------
                                             1998          1997        1996       1995       1994
                                          -----------   ----------   --------   --------   --------
                                           (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE
                                                                  AMOUNTS)
STATEMENT OF EARNINGS DATA:
Revenue.................................  $ 2,000,732   $1,180,946   $333,232   $295,816   $241,059
Operating expenses......................    1,720,344      932,275    262,040    215,237    178,062
Special charges.........................    1,109,877      135,466         --         --         --
Selling, general and
  administrative-costs..................      283,716      113,628     51,705     46,049     36,320
Depreciation and amortization...........      100,847       55,753     22,863     17,630     14,758
                                          -----------   ----------   --------   --------   --------
Income (loss) from operations...........   (1,214,052)     (56,176)    (3,376)    16,900     11,919
Interest expense........................       77,830       36,136     13,172     18,348     13,602
Other income and expense-net............       (1,648)     (14,328)    (3,456)    (2,688)    (1,553)
                                          -----------   ----------   --------   --------   --------
Earnings (loss) from continuing
  operations before tax.................   (1,290,234)     (77,984)   (13,092)     1,240       (130)
Income taxes (recovery).................       42,247      (17,462)   (10,277)    (3,057)    (3,117)
                                          -----------   ----------   --------   --------   --------
Earnings (loss) from continuing
  operations............................  $(1,332,481)  $  (60,522)  $ (2,815)  $  4,297   $  2,987
                                          ===========   ==========   ========   ========   ========
Basic earnings (loss) per
  share-continuing......................  $    (10.16)  $    (0.69)  $  (0.06)  $   0.12   $   0.08
Diluted earnings (loss) per
  share-continuing......................  $    (10.16)  $    (0.69)  $  (0.06)  $   0.11   $   0.06
Weighted average number of common shares
  outstanding (000s)....................      131,130       88,191     50,073     37,342     36,209
BALANCE SHEET DATA: (END OF PERIOD)
Working capital (deficiency)............  $  (772,168)  $  364,739   $139,326   $ 41,805   $ 63,050
Total assets............................    1,147,679    2,666,978    819,229    650,040    580,722
Total debt including current
  maturities............................    1,107,778      986,325    300,503    319,261    299,347
Shareholders' equity (deficit)..........     (393,125)   1,216,941    379,010    191,109    181,541
OTHER DATA:
Amortization............................  $    33,033   $   16,658   $  7,650   $  6,789   $  5,413
Depreciation............................       67,814       39,095     15,213     10,841      9,345
Additions to property, plant and
  equipment.............................       61,918       63,494     41,016     23,594     16,440

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the years ended December 31, 1998, 1997 and 1996 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company reports in US dollars and in accordance with US generally accepted accounting principles.

     The Company has not been in compliance with the provisions of its credit agreement since June 30, 1998. On April 26, 1999 the Company's lenders approved a lock-up agreement ("Lock-up Agreement") which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.02 billion in secured term loans outstanding under the Credit Facility. As a result of the financial uncertainty surrounding the Company, the results of operations for the second half of 1998 were significantly impacted by actions to retain customers, suppliers' tightening trade terms and employee attrition. Until this uncertainty is removed and the new capital and debt structure is in place, the reported financial information discussed herein may not be necessarily indicative of future operating results or future financial condition.

INTRODUCTION

     The Company is a supplier of metals recovery and industrial services. The Company has over 280 operating facilities and over 13,000 employees located throughout North America and Europe, that provide services to more than 45,000 industrial and commercial customers. The Company has achieved its position in the metals recovery and industrial services market through internal growth and through the acquisition of over 40 companies since the beginning of 1996. The Company's primary base of operations is in the United States. For geographical information, see Note 22 to the Company's audited Consolidated Financial Statements which appears on pages 64 and 65 of this Form 10-K.

     The Company's business is organized into two operating divisions -- the Metals Services Group and the Industrial Services Group. The Metals Services Group processes or recycles ferrous scrap materials (the "Ferrous Operations") and provides mill services and engineering and consulting services ("Industrial Metals Services" or "IMS"), at multiple locations throughout North America and Europe. The Ferrous Operations include the collection and processing of ferrous scrap materials for shipment to steel mills as well as significant brokerage services for scrap materials. The Metals Services Group primarily services the steel, foundry and automotive industry sectors. In December 1998, the Company decided to discontinue the non-ferrous and copper operations of its Metals Services Group. The non-ferrous operations included the refining of second grade copper into prime ingot, and the production of deoxidizing products and alloys from aluminum scrap for use in the steel and automotive industries ("Non-Ferrous Operations"). The copper operations processed wire and cable scrap to recover copper ("Copper Operations"). For all periods presented, the consolidated financial results disclose the Company's Non-Ferrous and Copper Operations as discontinued operations.

     The Industrial Services Group provides industrial outsourcing services, by-products recovery and utilities management services with a network of over 250 facilities. Industrial outsourcing services include cleaning and maintenance, waste collection and transportation, decommissioning and remediation, analytical services, emergency response services, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. By-products recovery includes solvent distillation, engineered fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. The Utilities Management business provides services to industrial and municipal water and wastewater treatment plants, power plants and related infrastructure. The Industrial Services Group services the automotive, refining and petrochemical, steel, oil and gas, pulp and paper and transportation sectors, as well as public sector clients responsible for water and wastewater treatment.

     The Company earns revenue by providing industrial services, from the sale of recovered commodities and from fees charged to customers for by-product transfer and processing, collection and disposal services. The Company receives by-products and, after processing, disposes of the residuals at a cost lower than the fees charged to its customers. Other sources of revenue include fees charged for environmental consulting and engineering and other services.

     The Company's operating expenses include direct labour, indirect labour, payroll related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force. Professional fees related to restructuring of the Company have been included in selling, general and administrative expenses in 1998.

DISCONTINUED OPERATIONS AND DIVESTITURES

     In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper Operations of its Metals Services business. A sale of certain of the aluminum operations included in Non-Ferrous Operations closed on January 11, 1999 for a total consideration of approximately $69.5 million. Certain copper and non-ferrous operations or assets are anticipated to be sold in the next twelve months and the remainder of the operations in these segments will be closed during 1999. Revenue from the Non-Ferrous and Copper Operations, net of intercompany revenue was $403.3 million, $570.0 million and $199.1 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. A loss on the sale of the aluminum operations recorded in 1998 was $30.5 million, net of taxes of $3.8 million. The loss on the closure or sale of the remainder of the Non-Ferrous and Copper Operations, which includes fair value adjustments, writedowns of goodwill and income tax valuation allowances, is estimated to be $126.1 million.

     Loss from discontinued operations (net of tax) of $17.2 million for the year ended December 31, 1996 also includes the results of the Company's municipal and commercial solid waste business. These operations have been treated as discontinued as a result of the sale of the Company's municipal and commercial solid waste business in 1996. See Note 5 of the Company's audited Consolidated Financial Statements which appears on pages 51 and 52 of this Form 10-K. Interest expense has been allocated to the municipal and commercial solid waste business segment based upon the relationship of the net assets of the solid waste business to the Company's consolidated net assets.

     On July 7, 1998, the Company's Houston, Texas based steel distribution business was sold for cash proceeds of $95 million, resulting in a gain on sale of approximately $17 million. The results of operations for the steel distribution business are included in the Ferrous operations segment of the Metal Services business. The business generated annual revenue in excess of $130 million and income from operations of $12.5 million in 1997.

     The Company continues to review the divestiture of certain of its non-core businesses or investments. The proceeds which may be raised from these divestitures are unknown. A gain or loss may be recorded on the divestitures but the amount cannot be determined until definitive agreements are reached. In addition, costs with respect to restructuring operations may be necessary but are not quantifiable at this time.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations.

                                                             YEARS ENDED DECEMBER 31
                                                                   ($ MILLIONS)
                                                --------------------------------------------------
                                                      1998              1997             1996
                                                ----------------   ---------------   -------------
Revenue.......................................  $ 2,000.7   100%   $1,180.9   100%   $333.2   100%
Operating expenses............................    1,720.3    86%      932.3    79%    262.0    79%
Special charges...............................    1,109.9    55%      135.5    11%       --     --
Selling, general and administrative costs.....      283.7    14%      113.6    10%     51.7    15%
Depreciation and amortization.................      100.8     5%       55.7     5%     22.9     7%
                                                ---------   ----   --------   ----   ------   ----
Loss from operations..........................   (1,214.0)  (60%)     (56.2)   (5%)    (3.4)   (1%)
Interest expense..............................       77.8     4%       36.1     3%     13.2     4%
Other income and expense-net..................       (1.6)    --      (14.3)   (1%)    (3.5)   (1%)
                                                ---------   ----   --------   ----   ------   ----
Loss from continuing operations before tax....   (1,290.2)  (64%)     (78.0)   (7%)   (13.1)   (4%)
Income taxes (recovery).......................       42.3     2%      (17.5)   (2%)   (10.3)   (3%)
                                                ---------   ----   --------   ----   ------   ----
Loss from continuing operations...............   (1,332.5)  (66%)     (60.5)   (5%)    (2.8)   (1%)
Discontinued operations (net of tax)..........     (254.4)  (13%)     (65.8)   (6%)   (17.2)   (5%)
                                                ---------   ----   --------   ----   ------   ----
Net loss......................................  $(1,586.9)  (79%)  $ (126.3)  (11%)  $(20.0)   (6%)
                                                =========   ====   ========   ====   ======   ====

EARNINGS FROM CONTINUING OPERATIONS

     For the year ended December 31, 1998, the Company incurred a loss from continuing operations of $1,332.5 million or $10.16 per share on a diluted basis. This compares to a loss of $60.5 million from continuing operations or $0.69 per share from continuing operations for the year ended December 31, 1997. For the year ended December 31, 1996, the loss from continuing operations was $2.8 million and the loss per share was $0.06.

     The results of operations for the years ended December 31, 1998 and 1997 were impacted by special charges recorded by the Company amounting to $1,211.1 million and $104.0 million, respectively, see "Special Charges". Excluding these charges, the Company had a loss from continuing operations of $121.4 million or $0.93 per share on a diluted basis for the year ended December 31, 1998 and income from continuing operations of $43.5 million or $0.48 per share on a diluted basis for the year ended December 31, 1997.

OPERATING RESULTS

     The operating results for the Metals Services Group reflect the following:

                                                         YEARS ENDED DECEMBER 31 ($ MILLIONS)
                                ---------------------------------------------------------------------------------------
                                           1998                          1997                          1996
                                ---------------------------   ---------------------------   ---------------------------
                                FERROUS     IMS      TOTAL    FERROUS     IMS      TOTAL    FERROUS     IMS      TOTAL
                                -------   -------   -------   -------   -------   -------   -------   -------   -------
Revenue......................   $ 718.7   $  41.1   $ 759.8   $ 527.2   $  21.3   $ 548.5   $  69.7   $   6.5   $  76.2
Income (loss) from
  operations.................    (498.4)    (16.9)   (515.3)     34.6     (19.2)     15.4       4.0       1.0       5.0
Income (loss) from operations
  excluding special
  charges....................       8.2     (10.8)     (2.6)     39.7       3.9      43.6       4.0       1.0       5.0

     The increase in revenue for the ferrous operations of $191.5 million during 1998 and $457.5 million during 1997 was due primarily to the acquisition of businesses in 1997. In 1998, this increase was offset by lower volume and sale prices for scrap, largely attributable to reduced shipments of domestic scrap material to Asian markets and higher imports, causing an oversupply in North America, and also by the sale of the steel distribution business in July 1998. In addition, in the second half of fiscal 1998, the ferrous operations' volumes were adversely impacted by the negative financial situation of the Company. Income from operations excluding special charges as a percentage of revenue, which was 1.1% for the 1998 fiscal year, as compared to 7.5% for the fiscal year ended December 31, 1997 and 5.7% for the fiscal year ended December 31, 1996, reflects the change in lower prices and volumes.

     The increase in revenue from the Industrial Metals Services operations of $19.8 million for the year ended December 31, 1998 and $14.8 million for the year ended December 31, 1997 was due primarily to acquisitions in 1997. Income
(loss) from operations excluding special charges as a percentage of revenue was (26.3%) for the year ended December 31, 1998, compared to 18.3% for the year ended December 31, 1997 due to customer cancellation of a large project after significant costs had already been incurred and the failure to bring to fruition other development projects due to the Company's financial uncertainty in the second half of 1998. The results for 1998 were also impacted by a reserve for outstanding contract claims caused by a reduced expectation of recovery due to a customer's financial difficulties.

     The operating results for the Industrial Services Group reflect the following:

                                                     YEARS ENDED DECEMBER 31, 1998 ($ MILLIONS)
                                                  -------------------------------------------------
                                                                             INDUSTRIAL
                                                  BY-PRODUCTS   UTILITIES    OUTSOURCING
                                                   RECOVERY     MANAGEMENT    SERVICES      TOTAL
                                                  -----------   ----------   -----------   --------
Revenue........................................    $  175.7      $   89.1     $  976.1     $1,240.9
Income (loss) from operations..................       (59.5)          2.0       (442.2)      (499.7)
Income (loss) from operations excluding special
  charges......................................        (2.4)          2.0         21.9         21.5

                                                     YEARS ENDED DECEMBER 31, 1997 ($ MILLIONS)
                                                  -------------------------------------------------
                                                                             INDUSTRIAL
                                                  BY-PRODUCTS   UTILITIES    OUTSOURCING
                                                   RECOVERY     MANAGEMENT    SERVICES      TOTAL
                                                  -----------   ----------   -----------   --------
Revenue........................................    $  191.1      $   28.6     $  412.7     $  632.4
Income (loss) from operations..................       (72.6)          1.0         16.7        (54.9)
Income from operations excluding special
  charges......................................         4.8           1.0         40.6         46.4

                                                     YEARS ENDED DECEMBER 31, 1996 ($ MILLIONS)
                                                  -------------------------------------------------
                                                                             INDUSTRIAL
                                                  BY-PRODUCTS   UTILITIES    OUTSOURCING
                                                   RECOVERY     MANAGEMENT    SERVICES      TOTAL
                                                  -----------   ----------   -----------   --------
Revenue........................................    $  163.5      $    1.3     $   92.2     $  257.0
Income from operations.........................         4.1            --          2.0          6.1
Income from operations excluding special
  charges......................................         4.1            --          2.0          6.1

     Revenue from By-Products Recovery decreased by $15.4 million for the year ended December 31, 1998. Income (loss) from operations excluding special charges as a percentage of revenue was (1.4%) for the year ended December 31, 1998 compared with 2.5% for each of the years ended December 31, 1997 and 1996. The By-Product Recovery operations collect and process waste and use third-party suppliers for ultimate disposal. A reduction in incinerator capacity due to consolidations in the industry caused the prices of disposal to increase in 1998. In addition, the market for by-product recovery services has been diminishing in the past three years as customers work to reduce waste quantities to be disposed and therefore, prices and volumes processed have been negatively impacted. Both of these factors have caused a reduction in both revenue and profitability. Revenue from By-Products Recovery increased by $27.6 million for the year ended December 31, 1997 due primarily to acquisitions.

     The increase in revenue from Utilities Management of $60.5 million for the year ended December 31, 1998 and $27.3 million for the year ended December 31, 1997 was due primarily to acquisitions in 1998 and 1997. Income from operations excluding special charges as a percentage of revenue was 2.2% for the year ended December 31, 1998 compared to 3.5% for the year ended December 31, 1997 due primarily to the acquisitions in 1997 and 1998 of businesses with lower margins.

     The increase in revenue for the Industrial Outsourcing Services operations of $563.4 million and $320.5 million in the fiscal years ended December 31, 1998 and 1997, respectively, was due primarily to the acquisition of Allwaste, Inc. and Serv-Tech, Inc. as well as of other businesses in fiscal 1997. Income from operations excluding special charges as a percentage of revenue was 2.2% for the year ended December 31, 1998 compared with 9.8% for the year ended December 31, 1997 due to margin deterioration, given competitive market pressures, a different mix of business which resulted after the acquisitions in 1997 and the negative impact of the financial instability of the Company in the last half of 1998. In addition, while oil and gas prices have been depressed in 1998, customers in this industry have elected to postpone significant maintenance and capital expenditures, including turnaround projects, which has reduced revenue and profitability.

SPECIAL CHARGES

1998

     The following table summarizes the special charges for continuing operations recorded by the Company in 1998 and identifies where they are disclosed in the Consolidated Statements of Earnings:

Asset impairments and other costs recorded as special
  charges(a)................................................    $1,109,877
Costs recorded as selling, general and administrative
  costs(b)..................................................        63,000
Writedowns of investments recorded as other income and
  expenses(c)...............................................        38,250
                                                                ----------
Pre-tax.....................................................    $1,211,127
                                                                ----------
After tax...................................................    $1,211,127
                                                                ==========

(a) For the year ended December 31, 1998, the Company recorded a charge of $1.1 billion reflecting the effects of (i) decisions made with respect to the potential disposition of the US Ferrous and certain Industrial Services Group operations, (ii) impairments of fixed assets and related goodwill resulting from decisions to exit various business locations or activities and dispose of the related assets, and (iii) assessments of the recoverability of fixed assets and the related goodwill of business units in continuing use.

    Management reviewed the Company's long-lived assets and intangibles such as goodwill, to assess whether the events and changes in circumstances described in the Financial Condition section indicated that the carrying amounts of assets may not be recoverable. In making these estimates, management utilized the assessments, calculations and determinations made in preparing the proposed pre-packaged plan of reorganization to be filed with the appropriate courts in Canada and the United States, including estimates of overall enterprise value. Where the proposed reorganization plan or estimates of enterprise value raised doubts as to the recoverability of the assets, management estimated the future cash flows expected to result from the proposed use of the asset and its eventual disposition. If these estimates of future cash flow did not provide a reasonable level of assurance as to the recoverability of the carrying value of the asset, the carrying value was written down to its estimated recoverable amount.

    All businesses assessed for asset impairment were acquired in purchase business combinations and, accordingly, the goodwill that arose in the transactions was included in the tests for recoverability. Assets to be disposed of were valued at their estimated net realizable value while the value of the assets of the business units to be continued were assessed at fair value principally using discounted cash flow methods using a discount rate of approximately 12%.

     Special and non-recurring charges relate to the impairment of fixed assets and related goodwill and are comprised of the following items:

Business units, locations or activities to be exited:
  Goodwill written off......................................   $   40,000
  Fixed assets written down to estimated net realizable
     value of $6,500........................................       18,863
  Future lease and other exiting costs......................       24,254
Business units to be continued:
  Goodwill impairment.......................................      951,660
  Fixed assets written down to estimated net realizable
     value of $99,816.......................................       52,360
  Other intangibles impairment..............................       22,740
                                                               ----------
                                                               $1,109,877
                                                               ==========

    On June 2, 1998, the Company announced its intention to sell its ferrous and non-ferrous businesses. During the third and fourth quarter of 1998, certain businesses were sold, or closed, or are anticipated to be sold or closed in 1999, as described in Notes 4 and 5. Due to weak ferrous market conditions and indications of value from offers received, the Company decided not to sell the remainder of its Metals Services operations at this time. Accordingly, certain amounts disclosed in the third quarter as business units to be exited are now considered business units to be continued.

(b) Included in selling, general and administrative costs in 1998 are costs of $28.0 million relating to charges for financing fees and debt restructuring costs. Deferred financing costs which were previously amortized over the life of the credit agreement have been expensed as the Credit Facility will be replaced with a new facility with substantially different terms as indicated in Note 1 of the audited Consolidated Financial Statements which appears on pages 45 and 46 of this Form 10-K. The Company's current financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in customer market conditions have necessitated the recording of an additional provision for doubtful accounts of $25.0 million. The remainder of the special charges recorded in selling, general and administrative costs amounting to $10.0 million related to severance payments and other costs relating to ongoing cost reduction measures and restructuring.

(c) The Company's 24.2% investment in Innovative Valve Technologies Inc. ("Invatec"), is accounted for using the equity method of accounting. Invatec is a publicly traded company which provides comprehensive maintenance, repair, replacement and value-added distribution services of industrial valves and process system components. The reduction in carrying value of $25 million recognizes a potentially long-term impairment in value which is reflected by the current market performance of Invatec's shares.

    The Company's investment in Strategic Holdings Inc., which was accounted for at cost, and a long-term note receivable from Strategic Holding Inc., were divested in the fourth quarter of 1998 for less than their original book value. Accordingly, a writedown of the investment and the long-term note receivable in the third quarter of 1998 of $13.3 million was recorded as part of Other income and expense-net.

1997

     As at December 31, 1997, the Company recorded a pre-tax charge of $135.5 million ($104.0 million after tax) reflecting the effects of (i) restructuring decisions made in its Industrial Services Group following the mergers of Allwaste, Inc. and Serv-Tech, Inc., (ii) integration decisions in various of its acquired Metal Services Group businesses, the most significant of which were acquired in late October 1997 and (iii) impairments of fixed assets and related goodwill resulting both from decisions to exit various business locations and dispose of the related assets, as well as assessments of the recoverability of fixed assets and related goodwill of business units in continuing use.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of revenue were 14% in fiscal 1998 compared to 10% in fiscal 1997. The majority of this increase was due to the recording of $63 million in special charges in 1998, which are detailed in the Special Charges section. Selling, general and administrative expenses increased by $61.9 million or 120% in fiscal 1997 compared to 1996. The increase was attributable to the full year effect of the consolidation of selling, general and administrative expenses of companies acquired in 1997 as well as the addition of sales, marketing and corporate staff to manage the increased volume of business.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill in 1998 was $100.8 million, representing an increase of $45.1 million or 81% over 1997. This increase was due to the full year effect of acquisitions completed by the Company in the prior year.

     Depreciation and amortization of fixed assets and goodwill in 1997 was $55.7 million, an increase of $32.8 million over 1996. This increase was due primarily to acquisitions in the year as well as fixed asset additions in 1997.

INTEREST EXPENSE

     Interest expense in 1998 was $77.8 million, representing an increase of $41.7 million or 116% over 1997. This increase was partially attributable to increased borrowings to finance the Company's growth by acquisition, fixed asset expansion and working capital requirements to support the Company's increased revenue base. Also, a portion of the increase in interest expense can be attributed to increased borrowing rates in 1998 both from increases in the prime rate and an increase of 100 basis points in the June 1998 amendment to the Credit Facility. Although the Company suspended payments of interest under the Credit Facility in November 1998, all amounts owing were expensed and included in the balance of the bank term loan as at December 31, 1998.

     Aggregate interest expense in 1997 was $36.1 million or $22.9 million higher than 1996. In May of 1996, the Company issued common shares and used the proceeds to reduce the amount of long-term debt outstanding. In addition, in 1996, all the remaining 6% convertible subordinated debentures were converted into Common Shares of the Company, further reducing the Company's outstanding debt. In 1997, the borrowings were increased to finance the Company's acquisition and fixed asset expansion programs.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the year ended December 31, 1998 consists primarily of a net gain of $17.2 million before tax on the sale of the steel distribution business, writedowns on investments of $38.3 million described in Special Charges and net proceeds on the termination of the merger agreement to acquire Safety Kleen Corp. in the first quarter of 1998 of $14.7 million. As well, the Company earned $7.4 million of interest and equity income on investments during 1998.

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

INCOME TAXES

     The Company is required to record a valuation allowance for deferred tax assets when management believes it is more likely than not that the asset will not be realized. In 1998, based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it is more likely than not that the Company will not realize the benefit of the Canadian and US deferred tax debits which arose in 1998 and the Canadian deferred tax debits which arose in prior years. The Company's plan to restructure the secured bank term loans in 1999 in accordance with the Lock-up Agreement indicated in Note 1 to the audited Consolidated Financial Statements appearing elsewhere herein, may result in a gain that will be sufficient to utilize the deferred tax assets. However, given that this gain is contingent on Court confirmation, the Company has recorded a valuation allowance of $204.5 million for the year ended December 31, 1998.

     The Company recorded income taxes recoverable in the years ended December 31, 1997 and 1996. The composition of the income tax recoverable in 1997 and 1996 is discussed in Note 15 to the Company's audited Consolidated Financial Statements appearing elsewhere herein. In 1997 and 1996, no valuation allowance was recorded since management believed that at that time it was more likely than not to realize the benefit of the deferred tax asset based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses were deductible.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     In August 1997, the Company signed a five year revolving term credit agreement, which was amended in October 1997, February 1998, June 1998, October 1998 and December 1998 ("the Credit Facility"), with a syndicate of international lenders. The Credit Facility originally provided for up to $1.5 billion in borrowings, subject to compliance with specified availability tests. Borrowings under the Credit Facility are guaranteed by the Company and its direct and indirect wholly-owned subsidiaries and are secured by a pledge of the issued and outstanding securities of the Company's direct and indirect wholly-owned subsidiaries and a charge over the present and future assets of the Company and its direct and indirect wholly-owned subsidiaries.

     At December 31, 1998, the Company was not in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of the Credit Facility, the debt outstanding under the Credit Facility is classified as a current liability on the Company's December 31, 1998 Consolidated Balance Sheet. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility.

     On April 26, 1999 the Company's lenders approved a Lock-up Agreement which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.02 billion in secured term loans outstanding under the Credit Facility. Under the terms of the Lock-up Agreement, the lenders will convert the outstanding $1.02 billion of secured debt into $300 million of senior secured debt, $100 million of convertible secured payment in-kind notes and 90 % of the common shares of the restructured Company. The secured payment in-kind notes are convertible into 25 % of the common shares of the restructured Company on a fully diluted basis as of the restructuring date. The senior secured debt and the secured payment in-kind notes each have a term of five years. The Lock-up Agreement enables the Company to use $68.5 million in proceeds from the January 1999 sale of the Company's aluminum assets and allows access to future asset sale proceeds of up to $24.5 million. The Lock-up Agreement also provides that the Board of Directors of the restructured Company will consist of nine directors, who will be nominated by the new 90 % shareholders (i.e., the lenders). The nominees will include two members of the existing Board of Directors. The Company has agreed to a reduction in the Credit Facility from $1.2 billion to the current amount outstanding. A copy of the Lock-up Agreement is attached as Exhibit 10.9 to this Form 10-K.

     The Company plans to file a pre-packaged plan of reorganization with the appropriate courts in Canada and the United States in June 1999. The plan will include, in addition to the arrangements reached with the Company's lenders described above, proposals that would adjust the amounts owing to certain unsecured creditors and the realization value of the Company's assets. Upon filing the pre-packaged plan of reorganization, the Company will have access to $100 million of debtor-in-possession financing to support its working capital requirements during the restructuring process. On the plan implementation date, the $100 million debtor-in-possession financing will be repaid by a $100 million working capital facility to be established.

     The ability of the Company to continue as a going concern is dependent on the courts' approval of the pre-packaged plan of reorganization contemplated by the Lock-up Agreement.

     On the acquisition of Allwaste, the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") totalling $25.6 million which are due 2014. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indenture. Accordingly, the amount of the debentures outstanding has been classified as a current liability on the Consolidated Balance Sheet at December 31, 1998.

     Unsecured loans relating to certain 1997 acquisitions totalling $16,000 are in default as at December 31, 1998 since principal repayments required on these notes in 1998 were not made, and therefore, the loans have been classified as a current liability on the Company's Consolidated Balance Sheet.

     Fixed rate secured loans include industrial development bonds totalling $7,700 which are in default as at December 31, 1998 since principal repayments required were not made.

     At December 31, 1998, the Company's working capital deficiency was $772 million, representing a decrease in working capital of $1.1 billion from December 31, 1997. This deficiency is attributable to the fact that the debt outstanding under the Credit Facility of $1.0 billion was classified as a current liability at December 31, 1998.

     The Company believes that cash generated from operations and the proceeds from the sale of operations together with amounts available under the debtor-in possession/working capital facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

ACQUISITIONS

     During 1998, the Company acquired six businesses, five of which were acquired by Philip Utilities Management Corporation. None of these acquisitions were significant.

     During 1997, the Company concluded a number of acquisitions the most significant of which were the following:

     On July 31, 1997, the shareholders of Allwaste, Inc. and Serv-Tech, Inc. voted in favour of the mergers which were jointly announced by the companies earlier in the year. Under the terms of the respective merger agreements, each share of Allwaste stock was exchanged for 0.611 Philip common shares and each share of Serv-Tech stock was exchanged for 0.403 Philip common shares.

     In October, 1997, the Company acquired the assets of Luria Brothers and all of the issued and outstanding shares of the Steiner-Liff Metals group of companies and the Southern Foundry Supply group of companies. The aggregate purchase price of such acquisitions was $486 million which included the assumption of $32.6 million in debt. Part of the purchase price was satisfied by the issuance of 5.6 million Philip common shares.

     In addition to the above acquisitions, the Company completed 28 other acquisitions during the year ended December 31, 1997.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $61.9 million during 1998 compared to $63.5 million in 1997 and $41.0 million in 1996.

     The Company's capital expenditure program for 1999 is expected to be $80 million. Approximately $10 million of the 1999 capital expenditure program is expected to be spent on environmental compliance matters relating to facilities operated by the Company.

CAPITAL STRUCTURE

     In November 1997, the Company issued 23 million common shares at $16.50 per share. The net proceeds of $362.5 million were used to repay indebtedness outstanding under the Credit Facility.

     In addition to the equity offering in November of 1997, the Company issued
38.2 million common shares during 1997 for a total consideration of $622.5 million. The common shares were issued primarily as a result of acquisitions or as the result of the exercise of employee stock options. The share capital of the Company increased from $363.1 million at December 31, 1996 to $1,348.1 million at December 31, 1997.

YEAR 2000

STATE OF READINESS

     The Year 2000 issue affects computer systems that have time sensitive programs that may not properly recognize the year 2000. The Company is actively engaged, but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. The Company has conducted detailed inventories and has identified items with potential Year 2000 impact. The Company is in the process of testing and remediating critical enterprise applications. All other systems considered to be critical to the operations have been inventoried, ranked in order of priority, and planning, testing and remediation are in progress.

     The Company's Year 2000 project is divided into four main areas: enterprise applications, supply chain, site equipment, and computer and network infrastructure.

     Enterprise applications include both purchased and custom developed software packages that are used at multiple sites within the Company. Supply chain addresses the Company's customers and suppliers. The Company has developed and implemented a program to communicate and co-ordinate with key customers, including responding to several surveys and audits. A program to identify critical vendors and track their progress towards Year 2000 readiness has been developed. Site equipment includes industrial equipment, instrumentation, stand-alone computer hardware, software and building infrastructure at the site level. Computer and network infrastructure deals with the local area network, wide area network, file servers and network components that connect the Company's critical applications.

     The Company has largely completed the awareness, inventory, and assessment phases of the Year 2000 project and initiated the Planning, Remediation, Testing, and Implementation phases in a parallel manner across all four of the above areas.

COSTS

     The total costs for 1998 for the Year 2000 project was approximately $5 million and all costs were expensed as incurred. Management has estimated the balance of the costs to complete the project to be approximately $15 million including approximately $6 million in costs for software and hardware upgrades based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

RISKS

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially or adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, the Company is unable to determine at this time either whether its Year 2000 plan will be completed on a timely basis or whether the consequences of the Year 2000 failures will have a material impact on the results of operations, liquidity and financial condition.

CONTINGENCY PLANS

     The Year 2000 project will have contingency plans in place for all four major sections of the project. However, since system testing is not complete, no Year 2000 specific contingency plans have been developed at this time.

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

RISK FACTORS

ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON RESTRUCTURING

     Since June 1998 and as at December 31, 1998, the Company was not in compliance with certain covenants of its Credit Facility. The Company stopped making payments of interest under the Credit Facility in November 1998. As the Company is not in compliance with the terms of the Credit Facility, the debt outstanding under the Credit Facility is classified as a current liability on the Company's December 31, 1998 Consolidated Balance Sheet.

     On April 26, 1999, the Company announced that the terms of the Lock-up Agreement had been approved by its lending syndicate (see Note 1 to the Company's audited Consolidated Financial Statements). The Company will now prepare, in conjunction with its lending syndicate, a pre-packaged plan of reorganization ("the Plan"). The Company expects to file the Plan in June 1999 under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies Creditors Arrangement Act, and to emerge from the restructuring process within 60 to 90 days thereafter. Key to the Plan is the preservation of the value of the Company's business through the protection of its employees, clients and ongoing trade suppliers. There can be no assurance that the Plan will be filed and if filed, that it will be approved by the required stakeholders and the courts having jurisdiction over such matters. If the Plan is not approved, there can be no assurance that the Company will continue as a going concern.

     See "Item 1. Recent Developments" for a description of the terms of the Lock-up Agreement and the Plan.

DISRUPTION OF OPERATIONS DUE TO RESTRUCTURING

     The Company's restructuring efforts could adversely affect its relationship with its customers, suppliers and employees. Employees generally are not party to employment contracts. Due to uncertainty about the Company's financial condition, it may be difficult to retain or attract high quality employees. See "-- Reliance on Key Employees." If the Company's relationships with its customers, suppliers and employees are adversely affected, its operations could be materially affected. Weakened operating results could adversely affect the Company's ability to complete the restructuring.

CONTROL BY LENDERS; ANTI-TAKEOVER CONSEQUENCES

     Following the Company's restructuring, the Company's lenders, in the aggregate, will own 90% of the restructured Company's outstanding common shares and will control the restructured Company's Board of Directors. Accordingly, the lenders, if acting together, would be able to exert substantial influence over the restructured Company and to control effectively most matters requiring shareholder approval, including all fundamental corporate actions such as mergers, substantial acquisitions and divestitures. The voting power of these shareholders under certain circumstances could have the effect of delaying or preventing a change of control of the Company, the effect of which may be to deprive the Company's shareholders of a control premium that might otherwise be realized in connection with the acquisition of the Company. In addition, certain provisions of the Company's Amended Articles of Amalgamation and By-laws as well as provisions in certain agreements and the Business Corporations Act (Ontario) may have the effect of delaying, deferring or preventing a change in control.

FINANCIAL UNCERTAINTY

     There is significant financial uncertainty surrounding the Company. The Company's results of operations for the second half of 1998 were significantly impacted by actions taken by the Company to retain customers, suppliers' tightening trade terms and employee attrition. In addition, the results of operations for the year ended December 31, 1998 were impacted by special charges recorded by the Company amounting to $1,211.1 million. These charges reflect the effects of (i) decisions made with respect to the potential disposition of US Ferrous and certain Industrial Services Group operations, (ii) impairments of fixed assets and related goodwill resulting from decisions to exit various business locations or activities and dispose of the related assets, (iii) assessments of the recoverability of fixed assets and the related goodwill of business units in continuing use; (iv) charges for financing fees and debt restructuring costs; (v) severance payments and other costs relating to ongoing cost reduction measures and restructuring; (vi) the reduction in carrying value of the Company's investment in Innovative Valve Technologies Inc.; and (vii) a writedown of the Company's investment in Strategic Holdings Inc. See "Special Charges."

     In December 1998, the Company decided to discontinue the non-ferrous and copper operations of its Metals Services business. A sale of certain of the aluminum operations included in the non-ferrous operations closed on January 11, 1999. Certain copper and non-ferrous operations or assets are anticipated to be sold in the next 12 months and the remainder of the operations in these segments will be closed during 1999. In addition, the Company sold its Houston, Texas steel distribution business and certain of its spiral weld pipe operations in 1998. The Company continues to review the divestiture of certain of its non-core businesses or investments. The proceeds which may be raised from these divestitures is unknown. A gain or loss may be recorded on the divestitures but the amount cannot be determined until definitive agreements are reached. In addition, costs with respect to restructuring operations may be necessary. See "Discontinued Operations and Divestitures."

     Until the financial uncertainty is removed and the new capital and debt structure is in place, the reported financial information discussed in this Annual Report on Form 10-K may not be indicative of future operating results or future financial condition. See Note 1 to the Company's audited Consolidated Financial Statements.

LEGAL PROCEEDINGS

     Various class actions have been filed against the Company, certain of its past and present directors and officers, the underwriters of the Company's 1997 public offering and the Company's auditors. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common shares. Similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies, which Philip acquired in October 1997. In addition, a claim brought under the Ontario Class Proceedings Act was commenced in October 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors, on behalf of persons in Canada who purchased the Company's common shares between May 21, 1996 and April 23, 1998.

     The Company has conducted a review of the claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. There can be no assurance that the outcome of the class actions and related actions will not have a material adverse effect upon the financial condition or results of operations of the Company. See "Item 3. Legal Proceedings".

NEW YORK STOCK EXCHANGE HALT

     The trading of the Company's common shares in the United States on the New York Stock Exchange ("NYSE") was halted on January 12 , 1999 due to the Company's failure to meet certain listing criteria of the NYSE. On April 23, 1999, the NYSE notified the Company that it will suspend trading of Philip's common shares and that it will make an application to the Securities and Exchange Commission to delist the Company's common shares. The Company intends to request a hearing before the Board of Directors of the NYSE to appeal the decision. However, there can be no assurance that the common shares will not be delisted. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."

RISKS ASSOCIATED WITH ACQUISITIONS

     Between 1996 and 1998, the Company completed over 40 acquisitions. In connection with its acquisitions, there may be liabilities that the Company failed to discover, including liabilities arising from pollution of the environment or non-compliance with environmental laws by prior owners, and for which the Company, as a successor owner, may be responsible. Indemnities and warranties for such liabilities from sellers, if obtained, may not fully cover the liabilities due to their limited scope, amounts, or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

     There are significant uncertainties and risks relating to the integration of an acquired company's operations. Whether the anticipated benefits of an acquisition is ultimately achieved depends on a number of factors, including the ability of the combined companies to achieve administrative cost savings, insurance and bonding cost reductions, general economies of scale and, generally, to capitalize on the combined asset base and strategic position of the combined companies. The timing and manner of the implementation of decisions made with respect to the ongoing business of the combined companies following the acquisition will materially affect the operations of the combined companies.

     Given the range of potential outcomes arising from such decisions and the interrelationships among decisions to be made, it is difficult to quantify with precision the impact of such decisions on the results of operations and financial condition of the combined companies. In particular, reserves established or charges recorded in connection with an acquisition or the integration thereof may be insufficient and the Company may be required to establish additional reserves or record additional charges at a later date. There can be no assurance that any expected synergies will be realized or that the results of the combined operations will be improved in a timely manner, if at all. In addition, the process of integrating the acquired company's operations into those of the Company could cause the interruption of, or the loss of momentum in, the activities of either or both companies, which could have an adverse effect on the combined operations.

COMPETITION

     The metals and industrial services industries are highly competitive and require substantial capital resources. Competition is both national and regional in nature and the level of competition faced by the Company in its various lines of business is significant. Technology is constantly changing. There can be no assurance that the Company will be able to keep pace with technological changes, that a competitor will not develop superior technology or that a well capitalized competitor will not enter or expand in the areas in which the Company competes.

     The Company's primary competitors in the metals industry are other scrap processors in regions where its metals operations are located. The Company faces competition both on the purchase and sales sides of its business; however, competition is particularly significant on the purchase side for access to scrap. The Metals Services Group competes on the basis of price, technological capability and service. The availability of scrap depends on a number of factors, including the general level of economic activity in the industries serviced by the Metals Services Group, many of which are cyclical in nature, and market prices for scrap. Competition for access to scrap may intensify during periods of scrap scarcity. There can be no assurance that the Company will continue to have adequate access to scrap supplies at economic prices.

     The industrial services sector is also highly competitive and fragmented. The Company competes with numerous local, regional and national companies of varying sizes and financial resources. Competition for industrial services is based primarily on hourly rates, productivity, safety, innovative approaches and quality of service. The hazardous waste management industry competes with the Company's industrial services operations by providing a price competitive disposal alternative to a number of the Company's waste management and by-products recovery services. The hazardous waste management industry currently has substantial excess capacity caused by overbuilding, continuing efforts by hazardous waste generators to reduce volume and to manage their waste on-site, and the uncertain regulatory environment regarding hazardous waste management and remediation requirements. These factors have led to downward pressure on pricing in a number of the markets served by the Company's industrial services operations. The Company expects these conditions to continue for the foreseeable future.

     Recently, weak market conditions in the metals recycling and industrial services industries have had a negative impact on revenue in these areas. For example, record steel imports have decreased domestic demand and prices for scrap steel.

DEPENDENCE ON OUTSOURCING AND VENDOR REDUCTION TRENDS

     The Company's growth is dependent on the continuation of outsourcing and vendor reduction trends within industrial enterprises. As these enterprises focus on their core business, they are increasingly outsourcing non-core, non-revenue generating activities in order to reduce costs. Such activities can generally be performed on a more cost effective basis by specialized industrial service and resource recovery companies which have greater expertise, technology advantages and economies of scale. In addition, industrial enterprises are evidencing a desire to reduce the number of vendors of industrial and resource recovery services by purchasing services only from those suppliers that can provide a "total service" solution, thereby providing further administrative and cost reductions. If the pace of either of these trends slows or reverses, it could have a material adverse effect on the Company's financial position and results of operations.

ENVIRONMENTAL AND REGULATORY RISKS

     ENVIRONMENTAL REGULATIONS. The Company's operations are subject to various comprehensive laws and regulations related to the protection of the environment. Such laws and regulations, among other things, (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment they can provide at such facilities and the location and expansion of such facilities; (ii) impose liability for remediation and clean-up of environmental contamination, both on-site and off-site, resulting from past and present operations at the Company's facilities; and (iii) may require financial assurance that funds will be available for the closure and post-closure care of sites, including acquired facilities. In addition, because the Company provides its customers with services designed to protect the environment by cleaning and removing materials or substances from their customers' equipment or sites that must be properly handled, recycled or removed for ultimate disposal, the Company's operations are subject to regulations which impose liability on persons involved in handling, processing, generating or transporting hazardous materials. These requirements may also be imposed as conditions of operating permits or licenses that are subject to renewal, modification or revocation. These laws and regulations have become and are likely to continue to become increasingly stringent. Existing laws and regulations, and new laws and regulations, may require the Company to modify, supplement, replace or curtail its operating methods, facilities or equipment at costs which may be substantial without any corresponding increase in revenues.

     Hazardous substances are present in some of the processing, transfer, storage, disposal and landfill facilities owned or used by the Company. Remediation will be required at these sites at substantial cost. For each of these sites, the Company, in conjunction with an environmental consultant, has developed or is developing cost estimates that are periodically reviewed and updated, and the Company maintains reserves for these matters based on such cost estimates. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult. There can be no assurance that the ultimate cost and expense of corrective action will not substantially exceed such reserves and have a material adverse impact on the Company's operations or financial condition.

     In the normal course of its business, and as a result of the extensive governmental regulation of industrial and environmental services and resource recovery, the Company has been the subject of administrative and judicial proceedings by regulators and has been subject to requirements to remediate environmental contamination or to take corrective action. There will be administrative or court proceedings in the future in connection with the Company's present and future operations or the operations of acquired businesses. In such proceedings in the past, the Company has been subject to monetary fines and certain orders requiring the Company to take environmental remedial action. In the future, the Company may be subject to monetary fines, penalties, remediation, clean-up or stop orders, injunctions or orders to cease or suspend certain of its practices. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on the operations or financial condition of the Company.

     The Company's industrial services businesses are subject to extensive governmental regulation, and the complexity of such regulation makes consistent compliance with such laws and regulations extremely difficult. In addition, the demand for certain of the Company's services may be adversely affected by the amendment or repeal of federal, state, provincial, or foreign laws and regulations or by changes in the enforcement policies of the regulatory agencies concerning such laws and regulations.

     PUBLIC CONCERNS. There is a high level of public concern over industrial by-products recovery and waste management operations, including the siting and operation of transfer, processing, storage and disposal facilities and the collection, processing or handling of industrial by-products and waste materials, particularly hazardous materials. Zoning, permit and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, the Company has been, and may in the future be, subject to citizen opposition and publicity which may have a negative effect on its operations and delay or limit the expansion and development of operating properties and could have a material adverse effect on its operations or financial condition.

     ENVIRONMENTAL INSURANCE COVERAGE. Consistent with industry trends, the Company may not be able to obtain adequate amounts of environmental impairment insurance at a reasonable premium to cover liability to third parties for environmental damages. Accordingly, if the Company were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, the Company's financial position and results of operations could be materially and adversely affected.

     JURISDICTIONAL RESTRICTIONS ON WASTE TRANSFERS. In the past, various states, provinces, counties and municipalities have attempted to restrict the flow of waste across their borders, and various U.S. and Canadian federal, provincial, state, county and municipal governments may seek to do the same in the future. Any such border closing may result in the Company incurring increased third-party disposal costs in connection with alternate disposal arrangements.

     For a more detailed description of the impact of environmental and other governmental regulation upon the Company, see "Item 1. Government Regulation."

BONDING

     The Company is required under certain United States and Canadian laws and regulations to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and non-sudden occurrences. The Company is also required to provide financial assurance that funds will be available when needed for closure and post-closure care at certain of its treatment, storage and disposal facilities, the costs of which could be substantial. Such laws and regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent company. In the United States, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter pay post-closure care costs. There can be no assurance that these costs will not materially exceed the amounts provided pursuant to financial assurance requirements. In addition, if such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds will have been accrued over the life of the facility to fund such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the industrial services industry, excess treatment, storage or disposal capacity exists.

RELIANCE ON KEY EMPLOYEES

     The Company's successful transition through the restructuring process is dependent in part on its ability to retain and motivate its officers and key employees. The Company's current financial difficulties have had a detrimental effect on its ability to attract and retain key officers and employees. The Company has experienced over the last year, and continues to experience high employee turnover. There can be no assurance that the Company will be able to retain or employ qualified management and technical personnel. While the Company has entered into employment agreements with certain members of its senior management, should any of these persons be unable or unwilling to continue their employment with the Company, the business prospects of the Company could be materially and adversely affected.

COMMODITY PRICE AND CREDIT RISKS

     The Company is exposed to commodity price risk during the period that it has title to products that are held in inventory for processing and/or resale. Prices of commodities can be volatile due to numerous factors beyond the control of the Company, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In an increasing price environment, competitive conditions will determine how much of the commodity price increases can be passed on to the Company's customers. There can be no assurance that the Company will not have a significant net exposure due to significant price swings or failure of a counterparty to perform pursuant to the contract.

SEASONALITY AND FLUCTUATIONS IN FINANCIAL RESULTS

     A general economic slowdown over the Christmas holiday period, client year end shutdowns and weather related circumstances during winter months result in the Company experiencing lower levels of activity in December and during the first quarter of its fiscal year. Therefore, first quarter results may not be indicative of the results that will be achieved during an entire year.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT

     The Company uses a number of proprietary processes in its operations. The Company possesses a number of United States patents and various foreign counterparts of those patents. The Company relies primarily, however, on a combination of trade secrets, confidentiality procedures and contractual provisions to protect its intellectual property rights. The Company's patents may be circumvented or invalidated and afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as confidential and proprietary, and there can be no assurance that the Company's means of protecting its proprietary rights will be adequate. The Company is not aware of any material claims that any of its intellectual property infringes on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company, which may be costly.

VOLATILITY OF STOCK PRICE

     The market price of the Company's common shares in the past has been and may in the future be volatile. A variety of events, including quarter-to-quarter variations in operating results, news announcements, trading volume, general market trends and other factors, could result in wide fluctuations in the market price of the common shares. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."

YEAR 2000 ISSUE

     The Year 2000 issue affects computer systems that have time sensitive programs that may not properly recognize the year 2000. The Company is actively engaged, but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially or adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material adverse affect, on the Company's results of operations, liquidity and financial condition. See "Year 2000".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In 1998, the use of derivative instruments was limited. See Note 11 to the Company's audited Consolidated Financial Statements.

FOREIGN CURRENCY RATE RISK

     The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and therefore, foreign currency translation adjustments made on consolidation are reflected as a component of shareholders' equity (deficit) as clearly stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the net loss from continuing operations before tax to the changing foreign currency rates is estimated to be approximately $0.4 million for a 1% change in the foreign currencies, based on the 1998 operating results from foreign subsidiaries.

INTEREST RATE RISK

     Substantially all of the Company's long-term debt bears interest at a floating rate determined based on the US prime lending rate. At December 31, 1998, the Company had $130 million of interest rate swaps outstanding. These swaps effectively change the floating interest rate on $130 million of long-term debt to a 6.95% fixed rate through the period ending May 1999. Based on the $1.1 billion of long-term and short-term debt outstanding at December 31, 1998, a 1% change in the interest rates is estimated to change the loss from continuing operations before tax by $9.7 million, net of the effect of the interest rate swap.

     The debt structure contemplated by the Lock-up Agreement provides for a fixed rate of interest to be used on the majority of the debt, effective on the plan implementation date, which will significantly reduce the Company's exposure to interest rate risk.

COMMODITY PRICE RISK

     In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper Operations of its Metals Services group which were the operations with the most sensitivity to commodity prices for copper and aluminum. Therefore, for 1999, the commodity price risk for the remaining operations is not anticipated to be material.

     Prices for the Ferrous operations of the Metals Services group are set and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services group. In 1998, the Company's average selling price of ferrous scrap fell 46% to approximately $82 per ton at December 31, 1998. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and maintaining relatively low inventories of scrap and processed materials. Based on results of the Ferrous operations for the fourth quarter of 1998, a 10% change in the price of ferrous scrap is estimated to change the loss from continuing operations before tax by $3.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Philip Services Corp.

     We have audited the consolidated balance sheets of Philip Services Corp. as at December 31, 1998 and 1997 and the consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial schedules included in the Index at Item 14. These financial statements and financial schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedules based on our audits.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and the cash flows for each of the three years in the period ended December 31, 1998 in accordance with generally accepted accounting principles.

     Also in our opinion, such financial schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Mississauga, Ontario                                          Deloitte & Touche LLP
March 31, 1999                                                Chartered Accountants
(April 26, 1999 as to Notes 1 and 10(a))

            COMMENTS FOR US READERS ON CANADA/US REPORTING CONFLICT

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the shareholders dated March 31, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

Mississauga, Ontario                                          Deloitte & Touche LLP
March 31, 1999                                                Chartered Accountants

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
ASSETS
Current assets
  Cash and equivalents......................................    $   61,564    $   28,852
  Accounts receivable (net of allowance for doubtful
     accounts of $24,396; 1997 - $17,651)...................       325,509       441,355
  Inventory for resale......................................        32,633       101,884
  Other current assets (Note 6).............................       181,314       183,228
                                                                ----------    ----------
                                                                   601,020       755,319
Fixed assets (Note 7).......................................       435,164       541,734
Goodwill....................................................        21,871     1,028,945
Deferred income taxes (Note 15).............................            --        25,762
Other assets (Note 8).......................................        89,624       315,218
                                                                ----------    ----------
                                                                $1,147,679    $2,666,978
                                                                ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable..........................................    $   99,293    $  188,268
  Accrued liabilities (Note 9)..............................       188,936       181,577
  Current maturities of long-term debt (Note 10)............     1,084,959        20,735
                                                                ----------    ----------
                                                                 1,373,188       390,580
Long-term debt (Note 10)....................................        22,819       965,590
Deferred income taxes (Note 15).............................        17,349            --
Other liabilities (Note 12).................................       127,448        93,867
Commitments and Contingencies (Notes 1, 19 and 21)
Shareholders' equity (deficit)..............................      (393,125)    1,216,941
                                                                ----------    ----------
                                                                $1,147,679    $2,666,978
                                                                ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS OF US DOLLARS EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31
                                                         -------------------------------------
                                                            1998           1997         1996
                                                         -----------    ----------    --------
Revenue..............................................    $ 2,000,732    $1,180,946    $333,232
Operating expenses...................................      1,720,344       932,275     262,040
Special charges (Note 3).............................      1,109,877       135,466          --
Selling, general and administrative costs............        283,716       113,628      51,705
Depreciation and amortization........................        100,847        55,753      22,863
                                                         -----------    ----------    --------
Loss from operations.................................     (1,214,052)      (56,176)     (3,376)
Interest expense.....................................         77,830        36,136      13,172
Other income and expense - net.......................         (1,648)      (14,328)     (3,456)
                                                         -----------    ----------    --------
Loss from continuing operations before tax...........     (1,290,234)      (77,984)    (13,092)
Income taxes (Note 15)...............................         42,247       (17,462)    (10,277)
                                                         -----------    ----------    --------
Loss from continuing operations......................     (1,332,481)      (60,522)     (2,815)
Discontinued operations (net of tax) (Note 5)........       (254,391)      (65,745)    (17,158)
                                                         -----------    ----------    --------
Net loss.............................................    $(1,586,872)   $ (126,267)   $(19,973)
                                                         ===========    ==========    ========
Basic and diluted earnings (loss) per share (Note 16)
  Continuing operations..............................    $    (10.16)   $    (0.69)   $  (0.06)
  Discontinued operations............................          (1.94)        (0.74)      (0.34)
                                                         -----------    ----------    --------
                                                         $    (12.10)   $    (1.43)   $  (0.40)
                                                         ===========    ==========    ========
Weighted average number of common shares outstanding
  (000's)............................................        131,130        88,191      50,073
                                                         ===========    ==========    ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          (IN THOUSANDS OF US DOLLARS)

                                                                         OTHER
                                                        RETAINED      ACCUMULATED         TOTAL
                                            COMMON      EARNINGS     COMPREHENSIVE    SHAREHOLDERS'
                                            STOCK       (DEFICIT)        LOSS        EQUITY (DEFICIT)
                                          ----------   -----------   -------------   ----------------
Balance, December 31, 1995.............   $  153,920   $    59,966     $(22,777)       $   191,109
Common shares issued...................      209,159            --           --            209,159
Comprehensive loss:
  Net loss.............................           --       (19,973)          --
  Foreign currency translation
     adjustments.......................           --            --       (1,285)
Total comprehensive loss...............                                                    (21,258)
                                          ----------   -----------     --------        -----------
Balance, December 31, 1996.............      363,079        39,993      (24,062)           379,010
Common shares issued...................      984,987            --           --            984,987
Comprehensive loss:
  Net loss.............................           --      (126,267)          --
  Foreign currency translation
     adjustments.......................           --            --      (20,789)
Total comprehensive loss...............                                                   (147,056)
                                          ----------   -----------     --------        -----------
Balance, December 31, 1997.............    1,348,066       (86,274)     (44,851)         1,216,941
Common shares issued...................          566            --           --                566
Tax benefit on stock option exercise...        2,850            --           --              2,850
Comprehensive loss:
  Net loss.............................           --    (1,586,872)          --
  Foreign currency translation
     adjustments.......................           --            --      (26,610)
Total comprehensive loss...............                                                 (1,613,482)
                                          ----------   -----------     --------        -----------
Balance, December 31, 1998.............   $1,351,482   $(1,673,146)    $(71,461)       $  (393,125)
                                          ==========   ===========     ========        ===========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF US DOLLARS)

                                                                YEARS ENDED DECEMBER 31
                                                         -------------------------------------
                                                            1998          1997         1996
                                                         -----------   -----------   ---------
OPERATING ACTIVITIES
Net loss from continuing operations...................   $(1,332,481)  $   (60,522)  $  (2,815)
Items included in earnings not affecting cash
  Depreciation and amortization.......................        75,937        42,389      17,703
  Amortization of goodwill............................        24,910        13,364       5,160
  Deferred income taxes...............................        33,233         6,588      (6,029)
  Net gain on sale of assets..........................       (16,843)       (2,559)     (1,645)
  Special charges (net of tax) (Note 3)...............     1,211,127       103,979          --
                                                         -----------   -----------   ---------
Cash flow from continuing operations..................        (4,117)      103,239      12,374
Changes in non-cash working capital (Note 14).........       (55,855)     (135,551)     (9,993)
                                                         -----------   -----------   ---------
Cash provided by (used in) continuing operating
  activities..........................................       (59,972)      (32,312)      2,381
Cash used in discontinued operating activities........        (2,054)     (182,860)    (11,426)
                                                         -----------   -----------   ---------
Cash used in operating activities.....................       (62,026)     (215,172)     (9,045)
                                                         -----------   -----------   ---------
INVESTING ACTIVITIES
Proceeds from sale of operations (Notes 4 and 5)......       104,922        19,800     137,632
Acquisitions - including acquired cash (bank
  indebtedness).......................................       (26,406)     (522,788)    (74,436)
Purchase of fixed assets..............................       (59,154)      (55,786)    (27,092)
Proceeds from sale of fixed assets....................        25,785            --          --
Other - net...........................................       (10,209)      (24,912)    (28,522)
                                                         -----------   -----------   ---------
Cash provided by (used in) continuing investing
  activities..........................................        34,938      (583,686)      7,582
Cash used in investing activities of discontinued
  operations..........................................       (16,724)      (53,484)    (56,246)
                                                         -----------   -----------   ---------
Cash provided by (used in) investing activities.......        18,214      (637,170)    (48,664)
                                                         -----------   -----------   ---------
FINANCING ACTIVITIES
Proceeds from long-term debt..........................       209,293     1,752,907     216,398
Principal payments on long-term debt..................      (105,677)   (1,294,122)   (187,188)
Common shares issued for cash.........................           566       380,237      61,787
                                                         -----------   -----------   ---------
Cash provided by continuing financing activities......       104,182       839,022      90,997
Cash provided by (used in) financing activities of
  discontinued operations.............................       (27,658)       18,846      (9,962)
                                                         -----------   -----------   ---------
Cash provided by financing activities.................        76,524       857,868      81,035
                                                         -----------   -----------   ---------
Net change in cash for the year.......................        32,712         5,526      23,326
Cash and equivalents, beginning of year...............        28,852        23,326          --
                                                         -----------   -----------   ---------
Cash and equivalents, end of year.....................   $    61,564   $    28,852   $  23,326
                                                         ===========   ===========   =========

   The accompanying notes are an integral part of these financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Philip Services Corp. is an integrated metals recovery and industrial services company, which provides metal recovery and processing services, by-products recovery, utilities management, and industrial outsourcing services to major industry sectors throughout North America and Europe.

     The consolidated financial statements include the accounts of Philip Services Corp., and its subsidiaries (the "Company") and have been prepared in US dollars using accounting principles generally accepted in the United States.

     For all periods presented, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements disclose the Company's copper and non-ferrous operations discontinued in 1998 and the municipal and commercial solid waste business sold in 1996 as discontinued operations, as discussed in
Note 5.

     As at December 31, 1998, the Company was not in compliance with the provisions of its existing credit agreement as amended (the "Credit Facility") and therefore, certain amounts of debt previously recorded as long-term, have been reclassified as current liabilities. On April 26, 1999 the Company's lending syndicate approved a lock-up agreement ("Lock-up Agreement") which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.02 billion in secured term loans outstanding under the Credit Facility. Under the terms of the Lock-up Agreement, the lenders will convert the outstanding $1.02 billion of secured syndicated debt into $300 million of senior secured debt, $100 million of convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The payment in-kind notes are convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the restructuring date. The senior secured debt and the secured payment in-kind notes each have a term of five years. The Lock-up Agreement enables the Company to use $68.5 million in proceeds from the January 1999 sale of the Company's aluminum assets and allows access to future asset sale proceeds of up to $24.5 million. The Lock-up Agreement also provides that the Board of Directors of the restructured Company will consist of nine directors, who will be nominated by the new 90% shareholders (i.e., the lenders). The nominees will include two members of the existing Board.

     The Company plans to file a pre-packaged plan of reorganization with the appropriate courts in Canada and the United States in June 1999. The plan will include, in addition to the arrangements reached with the Company's lenders described above, proposals that would adjust the amounts owing to certain unsecured creditors and the realization value of the Company's assets. Upon filing the pre-packaged plan of reorganization, the Company will have access to $100 million of debtor-in-possession financing to support its working capital requirements during the restructuring process. On the plan implementation date, the $100 million debtor-in-possession financing will be repaid by a $100 million working capital facility to be established.

     The ability of the Company to continue as a going concern is dependent on the courts' approval of the pre-packaged plan of reorganization contemplated by the Lock-up Agreement.

     These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which, in this situation assumes that the Company will realize the carrying value of its assets, and satisfy the obligations and commitments as set forth in the court approved reorganization plan, in the normal course of operations, after the company emerges from the creditor protection process. These consolidated financial statements do not reflect the adjustments and disclosures that would be necessary if the Company was to be petitioned into involuntary bankruptcy or liquidation. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and judgments made in preparing these financial statements, which include assumptions made concerning the court's approval of the proposed reorganization plan, amounts owing to unsecured creditors and realizable values of assets.

REFLECTING THESE EVENTS IN THE FINANCIAL STATEMENTS

     In preparing the Company's financial statements, management has assessed the degree to which the events or changes in circumstances described above impact the recoverability of the carrying amount of the Company's assets and the amounts owing to lenders and creditors.

     Generally accepted accounting principles require that the amounts owing to the Company's secured lenders as at December 31, 1998 not be adjusted to reflect the Lock-up Agreements described above as the Company continues to be bound by the provisions of its August 1997 credit agreement, as amended. If the proposed restructuring plan is approved by the courts, in accordance with the Lock-up Agreement, the restructuring of debt will give rise to a gain, net of related non-cash tax effects (Note 15), that will be reported as income in 1999 at the time of plan implementation, in accordance with US generally accepted accounting principles. The amount of such gain cannot be predicted with assurance until the restructuring plan is finalized.

     The issuance of shares and restructuring of the Company's shareholders' equity (deficit) has also not been adjusted at December 31, 1998 to reflect the terms and conditions of the Lock-up Agreement.

     Management has reviewed the Company's long-lived assets and intangibles such as goodwill, to assess whether the events and changes in circumstances described above indicate that the carrying amount of an asset may not be recoverable. In making these estimates, management has utilized the assessments, calculations and determinations made in preparing the proposed pre-packaged plan of reorganization to be filed with the appropriate courts in Canada and the United States, including estimates of overall enterprise value. Where the proposed reorganization plan or estimates of enterprise value raised doubts as to the recoverability of the assets, management estimated the future cash flows expected to result from the proposed use of the asset and its eventual disposition. If these estimates of future cash flow did not provide a reasonable level of assurance as to the recoverability of the carrying value of the asset, the carrying value was written down to its estimated recoverable amount (Note
3).

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20% to 50% and where the Company has the ability to exercise significant influence over the investee.

REVENUE RECOGNITION

     Revenue from industrial services is recorded as the services are performed, using the percentage of completion basis for fixed rate contracts and as the related service is provided for time and material contracts. Revenue from by-product recovery operations is recognized upon receipt and acceptance of materials for processing since the Company accepts title to the materials at such time and provides contractual indemnification to customers against future liability with respect to the materials. Treatment, transportation and disposal costs are accrued when the related revenue is recognized.

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

FIXED ASSETS

     Fixed assets are stated at cost and are depreciated over their estimated useful lives generally on the following basis: buildings 2.5% to 5% straight-line; equipment 5% to 30% straight-line. Landfill sites and improvements thereto are recorded at cost and amortized over the life of the landfill site based on the estimated landfill capacity utilized during the year. Operating costs associated with landfill sites are charged to operations as incurred. Assets under development include the direct cost of land, buildings and equipment acquired for future use together with engineering, legal and other costs incurred before the assets are brought into operation.

     The Company periodically reviews the carrying value of its fixed assets based on the undiscounted future cash flow from operating results to determine whether such values are recoverable. Any resulting write-downs are charged to earnings.

GOODWILL

     Goodwill represents the excess of the purchase price of businesses acquired over the fair value of the identifiable assets acquired and is amortized over periods not exceeding 40 years. At each balance sheet date management assesses the appropriateness of the goodwill balance based on the undiscounted future cash flow from operating results.

OTHER ASSETS

     Deferred financing costs are amortized over the useful life of the related debt instrument. Other intangibles such as non-compete agreements are amortized over periods relating to the terms of the agreements.

ENVIRONMENTAL LIABILITY

     The Company accrues the estimated costs relating to the closure and post-closure monitoring of its landfill sites as well as remediation costs associated with its transfer and processing facilities. The Company charges earnings with the estimated future costs for its landfill sites based on engineering estimates over the fill rate of landfill sites. The accrued liability for environmental and closure costs is disclosed in the consolidated balance sheet under accrued liabilities and other liabilities. Amounts required to dispose of waste materials located at the Company's transfer and processing facilities are included in accrued liabilities.

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

CONCENTRATION OF CREDIT RISK

     The Company's accounts receivable constitute financial instruments. The Company's accounts receivable approximated their fair value as at December 31, 1998 and 1997. Concentration of credit risk in accounts receivable is limited, due to the large number of customers the Company services throughout North America. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical and other information.

DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS

     Costs of interest rate swaps and collars when designated as hedges are accrued as an adjustment to interest expense. Derivative commodity futures and collars are designated as hedges when the Company can establish a high degree of inverse correlation between changes in the market value of inventory being hedged and the market value of the derivative instrument. Such instruments are marked to market with unrealized gains and losses deferred and reflected in the balance sheet as an adjustment to inventory. Upon settlement or termination, gains and losses on these hedge instruments are recorded in the statement of earnings as operating expenses. Premiums paid for purchased commodity put options are amortized over the life of the options with any gains on settlement recorded as an adjustment to the basis of inventory. Changes in the market value of written commodity call options are accrued as operating expenses.

     Derivative instruments and contracts not qualifying for hedge accounting are marked to market and recorded in the statement of earnings.

COMPREHENSIVE INCOME (LOSS)

     Effective in 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, adoption of this statement had no impact on the Company's net loss or shareholders' equity (deficit).

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

3.   SPECIAL CHARGES (in thousands)

1998

     The following table summarizes the special charges for continuing operations recorded by the Company in 1998 and identifies where they are disclosed in the Consolidated Statements of Earnings:

Asset impairments and other costs recorded as special
  charges(a)................................................    $1,109,877
Costs recorded as selling, general and administrative
  costs(b)..................................................        63,000
Writedowns of investments recorded as other income and
  expenses(c)...............................................        38,250
                                                                ----------
Pre-tax.....................................................    $1,211,127
                                                                ----------
After tax...................................................    $1,211,127
                                                                ==========

(a) For the year ended December 31, 1998, the Company recorded a charge of $1,109,877 reflecting the effects of (i) decisions made with respect to the potential disposition of the US Ferrous and certain Industrial Service Group operations, (ii) impairments of fixed assets and related goodwill resulting from decisions to exit various business locations or activities and dispose of the related assets, and (iii) assessments of the recoverability of fixed assets and the related goodwill of business units in continuing use (Note
    1).

     On June 2, 1998, the Company announced its intention to sell its Metals Services Group. During the third and fourth quarter of 1998, certain businesses were sold, or closed, or are anticipated to be sold or closed in 1999, as described in Notes 4 and 5. Due to weak ferrous market conditions and indications of value from offers received, the Company decided not to sell the remainder of its Metals Services operations at this time. Accordingly, certain amounts disclosed in the third quarter as business units to be exited are now considered business units to be continued.

     All businesses assessed for asset impairment were acquired in purchase business combinations and, accordingly, the goodwill that arose in the transactions was included in the tests for recoverability. Assets to be disposed of were valued at their estimated net realizable value while the value of the assets of the business units to be continued were assessed at fair value principally using discounted cash flow methods using a discount rate of approximately 12%.

     Special and non-recurring charges relate to the impairment of fixed assets and related goodwill and are comprised of the following items:

Business units, locations or activities to be exited:
  Goodwill written off......................................    $   40,000
  Fixed assets written down to estimated net realizable
     value of $6,500........................................        18,863
  Future lease and other exiting costs......................        24,254
Business units to be continued:
  Goodwill impairment.......................................       951,660
  Fixed assets written down to estimated net realizable
     value of $99,816.......................................        52,360
  Other intangibles impairment..............................        22,740
                                                                ----------
                                                                $1,109,877
                                                                ==========

(b) Included in selling, general and administrative costs are costs of $28,000 relating to charges for financing fees and debt restructuring costs. Deferred financing costs which were previously amortized over the life of the credit agreement have been expensed as the existing credit facility will be replaced as indicated in Note 1 and costs relating to the continued negotiations with the lenders are being expensed. The Company's current financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in customer market conditions have necessitated the recording of an additional provision for doubtful accounts of $25,000. The remainder of the special charges recorded in selling, general and administrative costs relate to severance payments and other costs relating to ongoing cost reduction measures and restructuring.

(c) The Company's 24.2% investment in Innovative Valve Technologies Inc. ("Invatec"), is accounted for using the equity method of accounting. Invatec is a publicly traded company which provides comprehensive maintenance repair, replacement and value-added distribution services of industrial valves and process system components. The reduction in carrying value of $25,000 recognizes a potentially long-term impairment in value which is reflected by the current market performance of Invatec's shares.

     The Company's investment in Strategic Holdings Inc., which was accounted for at cost, and a long-term note receivable from Strategic Holding Inc., were divested in the fourth quarter of 1998 for less than their original book value. Accordingly, a writedown of the investment and the long-term note receivable in the third quarter of 1998 of $13,250 was recorded as part of Other income and expense-net.

1997

     As at December 31, 1997, the Company recorded a pre-tax charge of $135,466 ($103,979, after tax) reflecting the effects of (i) restructuring decisions made in its Industrial Services Group following the mergers of Allwaste, Inc. ("Allwaste") and Serv-Tech, Inc., (ii) integration decisions in various of its acquired Metal Services Group businesses, the most significant of which were acquired in late October 1997 and (iii) impairments of fixed assets and related goodwill resulting both from decisions to exit various business locations and dispose of the related assets, as well as assessments of the recoverability of fixed assets and related goodwill of business units in continuing use.

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

     Special and non-recurring charges relate to the impairment of fixed assets and related goodwill and are comprised of the following items:

Business units, locations or activities to be exited:
  Goodwill written off......................................    $ 10,032
  Fixed assets written down to estimated net realizable
     value of $4,843........................................      40,716
  Unavoidable future lease and other costs associated with
     properties.............................................       6,926
  Other assets to be disposed, including $5,800 accrued
     disposal costs.........................................       8,570
Business units to be continued:
  Goodwill impairment.......................................      49,558
  Fixed assets written down to estimated net realizable
     value of $8,810........................................      10,984
Severance, $2,000 paid before December 31, 1997.............       2,680
Accrued costs...............................................       6,000
                                                                --------
                                                                $135,466
                                                                ========

4.   ACQUISITIONS AND DIVESTITURES (in thousands)

     During 1998, the Company acquired six businesses, five of which were acquired by Philip Utilities Management Corporation. In 1997, the Company acquired over 30 businesses, including Allwaste and Luria Brothers ("Luria"). Allwaste, an integrated provider of industrial and environmental services based in Houston, Texas was acquired on July 31, 1997 for a total consideration of $443.8 million, paid for by the issuance of approximately 23 million common shares. Luria, based in Cleveland, Ohio was acquired on October 10, 1997 for total cash consideration of $175.3 million. In 1996, the Company acquired eleven businesses, including

Intsel Southwest Limited Partnership ("Intsel") and Luntz Corporation ("Luntz"). All business combinations have been accounted for using the purchase method of accounting and are summarized below:

                                     1998                        1997                         1996
                                   --------   -------------------------------------------   --------
                                              ALLWASTE    LURIA      OTHER       TOTAL
                                              --------   --------   --------   ----------
PURCHASE CONSIDERATION
  Cash...........................  $ 18,735   $     --   $163,001   $397,488   $  560,489   $109,301
  Company's common shares........        --    391,719         --    210,913      602,632     29,571
  Deferred payments and long-term
     debt........................       189         --         --     22,828       22,828     22,373
  Acquisition costs and
     accruals....................     1,118     52,047     12,300     19,158       83,505      3,875
                                   --------   --------   --------   --------   ----------   --------
                                   $ 20,042   $443,766   $175,301   $650,387   $1,269,454   $165,120
                                   ========   ========   ========   ========   ==========   ========
FAIR VALUE OF NET ASSETS ACQUIRED
  Cash (bank indebtedness).......  $ (6,553)  $  8,601   $    688   $ (7,645)  $    1,644   $  1,849
  Long-term debt.................   (12,943)  (142,363)        --    (86,002)    (228,365)   (14,513)
  Assets, excluding cash &
     intangibles.................    39,476    267,720    115,556    495,184      878,460    171,861
  Liabilities....................   (31,761)   (77,318)   (44,673)  (228,010)    (350,001)   (63,092)
  Goodwill.......................    31,823    387,126    101,130    452,278      940,534     63,535
  Other intangibles..............        --         --      2,600     24,582       27,182      5,480
                                   --------   --------   --------   --------   ----------   --------
                                   $ 20,042   $443,766   $175,301   $650,387   $1,269,454   $165,120
                                   ========   ========   ========   ========   ==========   ========

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

                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                      (UNAUDITED)
Revenue.....................................................    $1,492,043    $1,117,037
Earnings (loss) from continuing operations..................    $  (59,456)   $      672
Basic earnings per share from continuing operations.........    $    (0.56)   $     0.01

     During 1998, the Company divested of two of its Metals Services businesses. On July 7, 1998, the Company's Houston, Texas based steel distribution business was sold for cash proceeds of $95,000, resulting in a gain on sale of approximately $17,000 and on May 21, 1998, the Company sold certain of its spiral weld pipe operations for cash proceeds of $9,922, resulting in a loss on sale of $392.

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

5.   DISCONTINUED OPERATIONS (in thousands)

     In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper operations of its Metals Services business. The sale of certain aluminum operations included in the Non-Ferrous operations closed on January 11, 1999 for a total consideration of approximately $69,500. Certain of the copper and non-ferrous operations or assets are anticipated to be sold in the next twelve months and the remainder of the operations in these segments will be closed during 1999. The loss on the closure of the remainder of the Non-Ferrous and Copper operations, which includes fair value adjustments, writedowns of goodwill and income tax valuation allowances, was $126,135.

     Revenue from the Non-Ferrous and Copper operations, net of intercompany revenue, was $403,319, $569,984 and $199,112 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Loss from discontinued operations in the Consolidated Statement of Earnings is presented net of applicable income taxes of $45,550, $(38,269) and $(9,286) for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. No interest or general corporate overhead was allocated to these discontinued operations.

     In August 1996, the Company sold its municipal and commercial solid waste business (the "Solid Waste Business") for a total consideration of $115,000 to USA Waste Services, Inc. ("USA Waste"). The consideration included $60,000 in cash, $38,000 in unrestricted common shares of USA Waste, and $17,000 in restricted common shares of USA Waste. The unrestricted common shares of USA Waste were sold in September 1996 for $39,508, resulting in a gain of $1,508 which is included in Other Income and Expense -net in the Consolidated Statements of Earnings. The restriction on the $17,000 common shares of USA Waste was removed in January 1997 and in February 1997, the Company sold these shares for $19,800, resulting in a further gain before tax of $2,800.

     Revenue of the Solid Waste Business, net of intercompany revenue, was $38,140 for the fiscal year ended December 31, 1996. Loss from discontinued operations in the Consolidated Statements of Earnings is presented net of allocated interest expense of $3,768 and net of applicable income taxes of $3,225 for the fiscal year ended December 31, 1996. Interest was allocated based upon the ratio of the net assets of the Solid Waste Business to the Company's consolidated net assets. No general corporate overhead was allocated to the discontinued operations.

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
Loss on sale of Non-Ferrous operations, net of income
  taxes of $3,757.........................................  $ (30,518)   $     --    $     --
Loss on closure of remainder of Non-Ferrous and Copper
  operations, net of tax..................................   (126,135)         --          --
Loss from Non-Ferrous and Copper discontinued operations,
  net of tax..............................................    (97,738)    (65,745)    (16,442)
Loss on sale of Solid Waste Business, net of income taxes
  recoverable of $2,568...................................         --          --      (5,588)
Income from Solid Waste Business discontinued
  operations..............................................         --          --       4,872
                                                            ---------    --------    --------
                                                            $(254,391)   $(65,745)   $(17,158)
                                                            =========    ========    ========

6.   OTHER CURRENT ASSETS (in thousands)

                                                                  1998        1997
                                                                --------    --------
Net current assets from discontinued operations(a)..........    $ 72,459    $121,293
Restricted cash(b)..........................................      28,423          --
Work in progress............................................      23,018      25,899
Small parts and supplies....................................      19,020      14,951
Prepaid expenditures........................................      14,527       4,404
Other.......................................................      23,867      16,681
                                                                --------    --------
                                                                $181,314    $183,228
                                                                ========    ========

(a) Net assets from discontinued operations for 1998 include proceeds receivable of approximately $69,500 from the sale of the aluminum operations (Note 5).

(b) Restricted cash represents funds used as collateral for letters of credit.

7.   FIXED ASSETS (in thousands)

                                            1998                                 1997
                             ----------------------------------   ----------------------------------
                                        ACCUMULATED    NET BOOK              ACCUMULATED    NET BOOK
                               COST     DEPRECIATION    VALUE       COST     DEPRECIATION    VALUE
                             --------   ------------   --------   --------   ------------   --------
Land......................   $ 60,932     $     --     $ 60,932   $ 71,058     $    --      $ 71,058
Landfill sites............     24,696        4,958       19,738     22,855       2,950        19,905
Buildings.................    124,295       21,789      102,506    113,370      10,873       102,497
Equipment.................    377,662      138,319      239,343    396,652      82,603       314,049
Assets under
  development.............     12,645           --       12,645     34,225          --        34,225
                             --------     --------     --------   --------     -------      --------
                             $600,230     $165,066     $435,164   $638,160     $96,426      $541,734
                             ========     ========     ========   ========     =======      ========

8.   OTHER ASSETS (in thousands)

                                                                 1998        1997
                                                                -------    --------
Restricted investments(a)...................................    $31,016    $ 27,970
Deferred financing costs....................................        836      19,616
Investments(b)..............................................     18,837      53,685
Other intangibles...........................................      9,052      34,426
Net long-term assets of discontinued operations.............         --     149,640
Other.......................................................     29,883      29,881
                                                                -------    --------
                                                                $89,624    $315,218
                                                                =======    ========

(a) Restricted investments support the Company's self-insurance program and are invested and managed by the Company's wholly-owned insurance subsidiary.

(b) Investments include:

     (i) a 24.2% interest in Invatec (Note 3(c)) representing 2,340,717 common shares amounting to $5.7 million (1997 -- $30.8 million). The Invatec investment is accounted for using the equity method of accounting. Invatec is a publicly traded company providing comprehensive maintenance, repair, replacement and value added distribution services of industrial valves and process system components. The quoted market price of the Invatec shares at December 31, 1998 was $2.56 per share (1997 -- $20.25). On March 9, 1999, Invatec announced that NASDAQ had asserted that its common stock is no longer eligible for inclusion on the NASDAQ National Market because the stock had failed to maintain a closing bid price of $5 per share and the company had failed to maintain the required level of tangible net assets. As a result, Invatec's common shares are subject to delisting from the NASDAQ National Market at any time. However, in the event of delisting, the stock may be eligible to be quoted and traded on the NASDAQ Small Cap Market. As at March 31, 1999, Invatec's common stock was trading on the NASDAQ National Market.

     (ii) The Company's investment in Strategic Holdings Inc., (Note 3 (c)) which was accounted for at cost, was divested in the fourth quarter of 1998. At December 31, 1997, the carrying value of the investment was $9.7 million.

9.   ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                                  1998        1997
                                                                --------    --------
Accrued employee compensation and benefit costs.............    $ 40,936    $ 34,582
Accrued insurance costs.....................................      32,993      30,551
Accrued purchases...........................................      21,993      25,947
Income taxes payable........................................       8,500      11,978
Accrued restructuring costs.................................      17,520      21,164
Accrued other...............................................      66,994      57,355
                                                                --------    --------
                                                                $188,936    $181,577
                                                                ========    ========

10. LONG-TERM DEBT (in thousands)

                                                                   1998         1997
                                                                ----------    --------
Bank term loan(a)...........................................    $1,025,253    $897,352
Convertible subordinated debentures(b)......................        25,609      25,625
Loans collateralized by certain assets of subsidiaries of
  the Company having a net book value of $26,945 bearing
  interest at a weighted average fixed rate of 6.5% (1997 -
  6.6%) maturing at various dates up to 2020(d).............        14,686      19,627
Loans collateralized by certain assets of subsidiaries of
  the Company having a net book value of $4,219 bearing
  interest at prime plus a weighted average floating rate of
  0.8% (1997 - 0.8%) maturing at various dates up to
  2008......................................................         4,037       6,582
Loans unsecured, bearing interest at prime plus a weighted
  average floating rate of 7.1% (1997 - 5.4%) maturing at
  various dates up to 2005(c)...............................        23,681      21,908
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................        13,295      13,930
Other.......................................................         1,217       1,301
                                                                ----------    --------
                                                                 1,107,778     986,325
Less current maturities of long-term debt (e)...............     1,084,959      20,735
                                                                ----------    --------
                                                                $   22,819    $965,590
                                                                ==========    ========

(a) In August 1997, the Company signed a $1.5 billion revolving credit agreement which was amended in October 1997, February 1998, June 1998, October 1998 and December 1998 with a syndicate of international lenders which replaced the 1996 revolving term loan agreement and refinanced certain other long-term debt. The Credit Facility expires in August of 2002, and contains certain restrictive covenants and financial covenants including that: (a) the Company must meet specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio tests, and (b) acquisitions by the Company are subject to lenders' approval.

    At December 31, 1998 the Company was not in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility is classified as a current liability on the Company's Consolidated Balance Sheet.

    Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company and its direct and indirect wholly-owned subsidiaries and are secured by a pledge of the issued and outstanding securities of the Company's direct and indirect wholly-owned subsidiaries, and a charge over the present and future assets of the Company and its direct and indirect wholly-owned subsidiaries. The Credit Facility bears interest based on a moving grid. At December 31, 1998, the interest rate was approximately 9.5% (1997 -- 7.1%) on these borrowings. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility.

    On April 26, 1999 the Company's lenders approved a Lock-up Agreement which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.02 billion outstanding under the Credit Facility. Under the terms of the Lock-up Agreement, the lenders will convert the outstanding $1.02 billion of secured debt into $300 million of senior secured debt, $100 million of convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The secured payment in-kind notes are convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the restructuring date. The senior secured debt and the secured payment in-kind notes each have a term of five years. The Lock-up Agreement enables the Company to use $68,500 in proceeds from the January 1999 sale of the Company's aluminum assets and allows access to future asset sale proceeds of up to $24,500. The Lock-up Agreement also provides that the Board of Directors of the restructured Company will consist of nine directors, who will be nominated by the new 90% shareholders (i.e., the lenders). The nominees include two members of the existing Board of Directors. The Company has agreed to a reduction in the current facility from $1.2 billion to the current amount outstanding.

(b) On the acquisition of Allwaste, the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") which are due 2014. At any time up to and including June 1, 2014 the holder of any debenture will have the right to convert the principal amount of such debenture into common shares equal to the principal amount of the debenture surrendered for conversion divided by $19.5376. The debentures are redeemable for cash at the option of the Company. The debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the debenture issued, commencing June 1, 1999. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indenture. Accordingly, the amount of the debentures outstanding has been classified as a current liability on the Consolidated Balance Sheet at December 31, 1998.

    The Company's acquisition of Allwaste in 1997 constituted a "redemption event" pursuant to the indenture. Accordingly, each holder of the debentures had the right to require the redemption of all or any portion of such holder's debenture for cash to the 90th day following the acquisition. During the 90 day period in 1997, $3.3 million of debentures were redeemed.

(c) Included in the unsecured loans are promissory notes, relating to certain 1997 acquisitions, totalling $16,000 which are in default as at December 31, 1998 and have been classified as a current liability on the Company's Consolidated Balance Sheet. Principal repayments which were required on these notes in 1998 were not made, causing a default under provisions of the promissory note.

(d) Included in the fixed rate secured loans are industrial development bonds totalling $7,700 which are in default as at December 31, 1998 since principal repayments required were not made.

(e) The aggregate amount of payments required to meet long-term debt installments in each of the next five years is as follows:

1999...................................................    $1,084,959
2000...................................................         7,326
2001...................................................         3,994
2002...................................................         8,672
2003...................................................         1,027

11. DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS (in thousands except rate/strike price and term)

     The Company utilizes interest rate swaps and collars to fix the interest rate on a portion of its floating rate debt and thereby manage the interest rate risk associated therewith. The credit risk of counterparty fulfillment on all such contracts is mitigated by dealing only with credit worthy major public financial institutions.

     In 1997, the Company hedged the market risk of foreign currency exchange rate movements on debt denominated in Canadian currency through the forward purchase of Canadian dollars. At December 31, 1997, the Company had outstanding 31,500 lbs of copper swap contracts entered into in connection with a processing agreement associated with the monetization of copper inventory. Under these swaps the Company was obligated to pay the counterparty an average fixed price of $0.87/lb and received a variable price based upon the market price of copper. These swaps had no carrying value and resulted in a mark to market loss of $10,000 at December 31, 1997 which has been recorded in the results of discontinued operations.

     In 1997, the Company entered into copper and aluminum collar and purchased put option contracts, as well as written covered call option contracts with major public financial institutions to hedge market price fluctuations in its copper and aluminum inventories.

     As at December 31, 1998, the Company also had forward physical copper sales commitments to customers totalling 7,500 lbs. (1997 - 22,000 lbs) and copper futures purchase contracts with major public broker dealers which are, collectively designated as hedges in its copper processing operations and inventory.

     The following table summarizes outstanding derivative instruments:

                                                      1998                                             1997
                                  ---------------------------------------------   ----------------------------------------------
                                     CONTRACT/       TERM                            CONTRACT/       TERM
INSTRUMENTS                       NOTIONAL AMOUNT   (YEARS)   RATE/STRIKE PRICE   NOTIONAL AMOUNT   (YEARS)   RATE/STRIKE PRICE
-----------                       ---------------   -------   -----------------   ---------------   -------   ------------------
Interest rate swaps / collars...    $   130,000       0.4             6.95%            $319,406       0.7                  5.91%
Forward Canadian dollar
  purchases.....................             --        --                --             $99,393       0.2          Cdn$1.42/$1US
Copper swaps....................             --        --                --         31,500 lbs.       0.5              $0.87/lb.
Copper price collars............             --        --                --         45,000 lbs.       0.1     $0.75 to $0.95/lb.
Written copper call options.....             --        --                --         51,750 lbs.       0.2              $0.88/lb.
Purchased copper put options....             --        --                --         13,500 lbs.       0.5              $0.78/lb.
Aluminum price collars..........             --        --                --         10,000 lbs.       0.1     $0.65 to $0.74/lb.
Written aluminum call options...             --        --                --         10,000 lbs.       0.2              $0.72/lb.
Copper futures purchases........    11,575 lbs.       0.3         $0.73/lb.         11,805 lbs.       0.4              $0.89/lb.

11. DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS (in thousands except rate/strike price and term) (continued)
     Other than the copper swaps discussed in the above paragraphs, neither the carrying value nor the related fair value of the instruments summarized in the above table were individually or collectively material at December 31, 1998 or 1997.

12. OTHER LIABILITIES (in thousands)

                                                                  1998       1997
                                                                --------    -------
Accrued environmental costs.................................    $ 76,493    $59,238
Deferred payments(a)........................................       8,848     11,139
Net long-term liabilities of discontinued operations........       4,771         --
Other.......................................................      37,336     23,490
                                                                --------    -------
                                                                $127,448    $93,867
                                                                ========    =======

(a) Deferred payments relate to acquisitions (see Note 4), whereby the former owners of the businesses have agreed to accept part of their payment over future periods of time. All such amounts are non-interest bearing and are unsecured.

13. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts)

                                                                    1998            1997
                                                                ------------    ------------
SHARE CAPITAL CONSISTS OF:
AUTHORIZED
Unlimited number of common shares
ISSUED
Common shares and equivalents
Number......................................................     131,144,013     131,058,393
Dollars.....................................................    $  1,351,482    $  1,348,066

     The issued and outstanding share capital of the Company is comprised of the following:

                                                                      COMMON SHARES
                                                                -------------------------
                                                                  NUMBER         AMOUNT
                                                                -----------    ----------
Balance - December 31, 1995.................................     37,453,833    $  153,920
Shares issued in respect of acquisitions during 1996........      3,600,102        29,571
Shares issued on conversion of convertible subordinated
  debentures................................................     19,180,000       117,720
Shares issued for cash......................................      8,625,000        55,345
Share options exercised for cash............................        953,724         6,159
Other.......................................................         64,209           364
                                                                -----------    ----------
Balance - December 31, 1996.................................     69,876,868       363,079
Shares issued in respect of acquisitions during 1997........     35,880,758       602,632
Shares issued on conversion of convertible subordinated
  debentures................................................        129,511         1,550
Shares issued for cash......................................     23,000,000       362,501
Share options exercised for cash............................      1,774,414        12,657
Other.......................................................        396,842         5,647
                                                                -----------    ----------
Balance - December 31, 1997.................................    131,058,393     1,348,066
Shares options exercised for cash...........................         83,724           472
Other.......................................................          1,896            94
Tax benefit on stock option exercise........................             --         2,850
                                                                -----------    ----------
Balance - December 31, 1998.................................    131,144,013    $1,351,482
                                                                ===========    ==========

13. SHAREHOLDERS' EQUITY (in thousands except number of shares/options and per share amounts) (continued)
STOCK OPTIONS

     Common share options issued and outstanding are as follows:

                                                              NUMBER            $/SHARE
                                                            ----------    --------------------
Employee stock option plans(a)
Year of grant
1994....................................................       276,588    Cdn $7.50 to 8.00
1995....................................................       600,410    Cdn $9.88
1996....................................................     1,008,009    Cdn $8.50 to 11.90
1997....................................................     3,684,500    Cdn $18.10 to 22.70
1997 Serv-Tech acquisition..............................       379,457    $7.44 to 22.64
1997 Allwaste acquisition...............................     1,477,742    $6.96 to 10.64
1998....................................................     2,277,500    Cdn $3.95 to 17.95
Issued in conjunction with the acquisition of Philip
  Environmental Corporation(b)..........................       776,386    Cdn $7.05 to 8.00
                                                            ----------
Total outstanding December 31,1998......................    10,480,592
                                                            ==========

(a) The Company has allotted and reserved 10,257,149 common shares under its 1991 and 1997 Employee Stock Option Plans, the Serv-Tech Long Term Incentive Plan, the Serv-Tech Amended and Restated 1989 Incentive Stock Option Plan and the Allwaste Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan and any supplements thereto. Under the stock option plans, options may be granted to purchase common shares of the Company at the then current market price. All options currently expire five to ten years from the date of grant. All the options outstanding were issued at the then current market price.

(b) These options expire on November 26, 2000.

     SFAS No. 123 "Accounting for Stock Based Compensation", issued in October 1995, defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the exercise period. However, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Statement No. 25 ("APB 25"). The Company has elected to measure compensation costs related to stock options in accordance with APB 25 and recognizes no compensation expense for stock options granted. Accordingly, the Company has adopted the disclosure only provisions of SFAS No. 123.

     If compensation costs were measured using the fair value of the stock options on the date of grant, during 1998, 1997 and 1996, in accordance with SFAS No. 123 the Company's net loss would be as follows:

                                       1998                       1997                      1996
                             -------------------------   -----------------------   ----------------------
                             AS REPORTED    PROFORMA     AS REPORTED   PROFORMA    AS REPORTED   PROFORMA
                             -----------   -----------   -----------   ---------   -----------   --------
Net loss...................  $(1,586,872)  $(1,596,472)   $(126,267)   $(131,311)   $(19,973)    $(22,210)
Basic and diluted earnings
  per share................  $    (12.10)  $    (12.17)   $   (1.43)   $   (1.49)   $  (0.40)    $  (0.44)

     The weighted average fair value of options granted in 1998, 1997 and 1996 was $1.55, $1.33 and $1.45, respectively. The fair value of each option was determined using the Black-Scholes option valuation model with the following assumptions for 1998, 1997 and 1996: (i) risk free interest rate of 5.44, 5.62, and 6.96%, respectively, (ii) expected volatility of 94.94, 46.28 and 32.74%, respectively, (iii) expected option life ranging from 5 to 10 years and (iv) no annualized dividend yield.

14. CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    ---------    -------
Accounts receivable.....................................    $  91,548    $ (63,632)   $ 6,368
Inventory for resale....................................       32,462      (20,590)    (1,002)
Other...................................................      (59,216)     (22,960)    (9,500)
Accounts payable and accrued liabilities................     (129,448)     (30,690)    (1,691)
Income taxes............................................        8,799        2,321     (4,168)
                                                            ---------    ---------    -------
Change in non-cash working capital......................    $ (55,855)   $(135,551)   $(9,993)
                                                            =========    =========    =======

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               1998        1997        1996
                                                              -------    --------    --------
SUPPLEMENTAL DISCLOSURES:
  Interest paid...........................................    $63,344    $ 45,632    $ 19,476
  Income taxes paid.......................................      3,920       4,035       1,119
NON CASH TRANSACTIONS:
  Common stock issued on acquisitions.....................         --     602,632      29,571
  Capital leases and debt obligations for the purchase of
     property and equipment...............................      2,764       7,708      13,924
  Debt and liabilities incurred or assumed in
     acquisitions.........................................        189      67,064      22,380
  Debt converted to common stock..........................         --       2,130     117,720
  Common stock issued for property........................         --       5,084          --

15. INCOME TAXES (in thousands)

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

     Federal, provincial and foreign income tax provisions (benefits) are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                               1998        1997        1996
                                                              -------    --------    --------
Canadian - federal and provincial
  Current.................................................    $    --    $    702    $ (5,407)
  Deferred................................................     14,770     (10,831)     (5,615)
                                                              -------    --------    --------
                                                               14,770     (10,129)    (11,022)
Foreign
  Current.................................................      9,014       6,735       1,159
  Deferred................................................     18,463     (14,068)       (414)
                                                              -------    --------    --------
                                                              $42,247    $(17,462)   $(10,277)
                                                              =======    ========    ========

     The Company's income tax expense (benefit) is comprised of the following:

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
Income tax expense (benefit) based on Canadian Federal
  and Provincial effective income tax rates.............    $(575,800)   $(34,369)   $ (5,842)
(Increase) decrease in income tax benefit resulting
  from:
  Lower income tax rates in the USA and other
     jurisdictions......................................       68,877     (12,507)     (4,362)
  Manufacturing and processing allowances...............        2,489       6,586      (1,319)
  Non-deductible expenses for income tax purposes,
     principally goodwill and amortization..............       13,904       3,618       2,141
Other non-deductible expenses relating to special
  charges...............................................      328,627      20,308          --
Valuation allowance.....................................      204,496          --          --
Other...................................................         (346)     (1,098)       (895)
                                                            ---------    --------    --------
Income tax expense (benefit)............................    $  42,247    $(17,462)   $(10,277)
                                                            =========    ========    ========

     The net deferred tax (asset) liability consists of the following temporary differences:

                                                                  1998        1997
                                                                --------    --------
Difference in fixed assets and goodwill basis...............    $(42,974)   $ 62,474
Net operating loss carryforwards............................     (82,669)    (44,754)
Accruals not yet deductible.................................     (62,594)    (44,044)
Other.......................................................       1,090         562
Valuation allowance.........................................     204,496          --
                                                                --------    --------
Net deferred tax (asset) liability..........................    $ 17,349    $(25,762)
                                                                ========    ========

     The net operating loss carryforwards expire between the years 2001 and 2012. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. In 1998, based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it is more likely than not that the Company will not realize the benefits of deferred tax assets. The Company's plan to restructure the secured bank term loans in 1999 in accordance with the current agreement indicated in Note 1, may result in a gain that will be sufficient to utilize the deferred tax assets. However, given that this gain is contingent on Court confirmation, the Company has recorded a valuation allowance of $204,496 for the year ended December 31, 1998.

     The deferred income tax expense (benefit) results principally from the use of different revenue and expense recognition methods for tax and financial accounting purposes, the deferral of loss carryforwards for tax purposes and the recording of a valuation allowance relating to deferred tax assets. The sources of these temporary differences and related tax effects are as follows:

                                                                YEARS ENDED DECEMBER 31
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
Depreciation and amortization..........................    $(112,086)   $ (19,409)   $  1,582
Accruals and reserves not deductible until paid........      (21,548)      (1,085)         --
Deferred revenue.......................................         (627)       3,151          --
Losses carried forward.................................      (39,986)      (5,825)       (982)
Other, net.............................................        2,984       (1,731)     (6,629)
Valuation allowance....................................      204,496           --          --
                                                           ---------    ---------    --------
Total deferred income tax expense (benefit)............    $  33,233    $ (24,899)   $ (6,029)
                                                           =========    =========    ========

16. COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                             1998          1997         1996
                                                          -----------    ---------    --------
Net loss for the period -- basic and diluted..........    $(1,586,872)   $(126,267)   $(19,973)
                                                          ===========    =========    ========
Number of common shares outstanding...................        131,144      131,058      69,877
Effect of using weighted average number of common
  shares outstanding..................................            (14)     (42,867)    (19,804)
                                                          -----------    ---------    --------
Basic and diluted weighted average number of commons
  shares outstanding..................................        131,130       88,191      50,073
                                                          ===========    =========    ========

17. INTEREST CAPITALIZATION (in thousands)

     During the years ended December 31, 1998, 1997 and 1996 the Company included $384, $699, and $2,219, respectively of financing costs as part of the cost of assets under development.

18. RELATED PARTIES (in thousands)

(a) The following transactions were recorded with the directors and officers of the Company:

                                                                 1998       1997      1996
                                                                -------    ------    -------
Advances from (repayments to) directors.....................    $(1,400)   $ (826)   $(2,894)
                                                                -------    ------    -------
Interest paid to directors..................................    $    --    $   21    $   196
                                                                -------    ------    -------
Services acquired from companies controlled by officers and
  directors.................................................    $ 3,724    $2,387    $   839
                                                                -------    ------    -------
Property purchased from a company partially owned by a
  director..................................................    $    --    $5,084         --
                                                                -------    ------    -------
Unsecured advances to an officer and director -- net........         --        --    $   (38)
                                                                -------    ------    -------

(b) An amount due from an officer and a director at December 31, 1998 and 1997 of $481 and $515 respectively has been included in other current assets. The loan is unsecured, non-interest bearing and payable on demand.

19. CONTINGENCIES (in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations since its business is based on compliance with environmental laws and regulations.

    Certain of the Company's facilities are contaminated primarily as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $66,097 (1997 - $59,967).

    As well, certain subsidiaries acquired by the Company have been named as a potentially responsible or liable parties in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of the cases, the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of the liability to remediate these sites at $20,827 (1997 - $5,086).

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                                     1998       1997
                                                                    -------    -------
    Net current assets from discontinued operations.............    $ 1,400    $    --
    Net long-term assets from discontinued operations...........      1,980        400
    Accrued liabilities.........................................      7,051      5,415
    Accrued environmental costs (Note 12).......................     76,493     59,238
                                                                    -------    -------
                                                                    $86,924    $65,053
                                                                    =======    =======

    If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations of up to $35,000.

(b) Various class actions have been filed against the Company, certain of its past and present directors and officers, the underwriters of the Company's 1997 public offering and the Company's auditors. Each action alleges that Philip's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of Philip's common shares. On June 2, 1998 the Judicial Panel on Multidistrict Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of New York. On July 23, 1998, two pre-trial orders of the District Court were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a motion for an order dismissing the class action on the grounds of forum non conveniens. As of the date hereof, no decision has been rendered on the forum non conveniens motion.

     Similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. Philip acquired these companies in October of 1997 and issued Philip common shares in partial payment of the purchase price. The claims allege that Philip's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or, alternatively, a violation of US securities laws.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors. The claim was brought on behalf of persons in Canada who purchased Philip common shares between November 6, 1997 and December 18, 1997 and also seeks damages on behalf of persons in Canada who purchased common shares between May 21, 1996 and April 23, 1998. The claim contains various allegations that are similar in nature to those made in the US class action claims.

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

(c) In January 1999, Exxon Chemical Company ("Exxon") asserted a claim against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. In addition, in March 1999, Westlake PetroChemicals Corporation ("Westlake") commenced an action against Piping Companies, Inc. ("PCI"), an indirect wholly owned subsidiary of the Company, alleging that welding work conducted by PCI in December 1995 was defective and gave rise to a fire which caused considerable damage to Westlake's Sulfur, Louisiana ethylene plant. The Company has conducted a preliminary review of these claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. The Company intends to vigorously defend the claims and believes that it has insurance coverage for such claims. There can be no assurance that the outcome of the claims will not have a material adverse effect upon the financial condition or results of operations of the Company.

(d) In November 1998, the Company ceased paying interest on its $1.02 billion in outstanding secured syndicated debt and stopped making payments on certain other unsecured debt and contractual obligations ("the Unsecured Obligations"). The Company may not have a defense to claims asserted or actions commenced for the payment of these obligations, or compliance with such contracts. The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company whereby outstanding syndicated debt of $1.02 billion will be converted into $300 million of senior secured debt, $100 million in convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The Company is preparing a pre-packaged plan of reorganization which it expects to file under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies Creditors Arrangement Act. The filing of a pre-packaged plan of reorganization is subject to the fulfillment of certain conditions. There can be no assurance that the pre-packaged plan of reorganization will be filed and if filed, that it will be approved by the required stakeholders and the courts having jurisdiction over such matters. If the pre-packaged plan of reorganization is not approved, there can be no assurance that the Company will continue as a going concern. The Company is seeking to impair the Unsecured Obligations as part of the US and Canadian pre-packaged plan of reorganization filings. There can be no assurance that the Unsecured Obligations will be resolved as part of the Company's pre-packaged plan of reorganization. If not resolved, the Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

(e) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the

     Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of long-term debt is significantly more than fair value as evidenced by the anticipated financial restructuring of the Company (Note 1).

21. COMMITMENTS (in thousands)

     Future rental payments required under operating leases for premises and equipment are as follows:

1999........................................................     $36,975
2000........................................................      26,003
2001........................................................      18,869
2002........................................................      15,568
2003 and thereafter.........................................      24,354

     Letters of credit issued in relation to various supply contracts and third party insurance policies amounted to $95,179 as at December 31, 1998 (1997 - $58,960).

22. SEGMENTED INFORMATION (in thousands)

     The Company has two distinct business operations, Metals Services and Industrial Services. The Industrial Services operations have three business segments By-Products Recovery, Utilities Management and Industrial Outsourcing Services. By-Products recovery includes solvent distillation, engineered fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. Utilities management provides services to industrial and municipal water and wastewater treatment plants, power plants and related infrastructure. Industrial Outsourcing Services includes cleaning and maintenance, waste collection and transportation, decommissioning and remediation, analytical services, emergency response services, container services and tank cleaning, turnaround and outage services, mechanical contracting and refactory services.

     The Metals Services operations have two business segments, Ferrous Services and Industrial Metals Services ("IMS"). Ferrous services include the collection and processing of ferrous scrap materials for shipment to steel mills as well as significant brokerage services for scrap materials and primary metals. The IMS group provides mill services and engineering and consulting services.

                                                                            1998
                                 ------------------------------------------------------------------------------------------
                                                            INDUSTRIAL                            CORPORATE
                                 BY-PRODUCTS   UTILITIES    OUTSOURCING    FERROUS                   AND
                                  RECOVERY     MANAGEMENT    SERVICES     SERVICES      IMS      ELIMINATIONS      TOTAL
                                 -----------   ----------   -----------   ---------   --------   ------------   -----------
Revenue........................   $175,644      $89,094     $  976,113    $ 718,748   $ 41,133    $      --     $ 2,000,732
Income (loss) from
  operations...................    (59,505)       1,956       (442,199)    (498,405)   (16,894)    (199,005)     (1,214,052)
Income (loss) from operations
  excluding special charges....     (2,426)       1,956         21,933        8,151    (10,776)     (60,013)        (41,175)
Total assets...................    168,659       80,091      1,170,583      279,685     15,043     (566,382)      1,147,679
Depreciation and
  amortization.................      8,737        3,607         47,328       31,759      1,133        8,283         100,847
Capital expenditures...........      5,020        3,985         23,306       25,620      3,200          787          61,918
Equity investments.............         --           --          7,766        3,776         --           --          11,542

                                                                             1997
                                  ------------------------------------------------------------------------------------------
                                                             INDUSTRIAL                             CORPORATE
                                  BY-PRODUCTS   UTILITIES    OUTSOURCING    FERROUS                    AND
                                   RECOVERY     MANAGEMENT    SERVICES      SERVICES      IMS      ELIMINATIONS     TOTAL
                                  -----------   ----------   -----------   ----------   --------   ------------   ----------
Revenue.........................   $191,099      $28,550     $  412,739    $  527,248   $ 21,310    $      --     $1,180,946
Income (loss) from operations...    (72,645)       1,034         16,727        34,636    (19,161)     (16,767)       (56,176)
Income (loss) from operations
  excluding special charges.....      4,785        1,034         40,595        39,710      3,933      (10,767)        79,290
Total assets....................    243,075       51,197      1,578,188     1,002,085     18,809     (226,376)     2,666,978
Depreciation and amortization...     11,778        1,367         21,178        10,356      1,511        9,563         55,753
Capital expenditures............      8,599        4,049         15,020        15,670      4,696       15,460         63,494
Equity investments..............         --           --         32,812         2,961         --           --         35,773

                                                                               1996
                                       ------------------------------------------------------------------------------------
                                                                  INDUSTRIAL                         CORPORATE
                                       BY-PRODUCTS   UTILITIES    OUTSOURCING   FERROUS                 AND
                                        RECOVERY     MANAGEMENT    SERVICES     SERVICES    IMS     ELIMINATIONS    TOTAL
                                       -----------   ----------   -----------   --------   ------   ------------   --------
Revenue..............................   $163,488      $ 1,336      $ 92,155     $ 69,720   $6,533    $      --     $333,232
Income (loss) from operations........      4,050           15         1,956        3,991    1,039      (14,427)      (3,376)
Total assets.........................    231,981       22,099       120,041      148,839    4,442      291,827      819,229
Depreciation and amortization........     10,365          120         4,134        1,110      282        6,852       22,863
Capital expenditures.................     11,345          162        11,657        6,397      812       10,643       41,016
Equity investments...................         --           --            --           --       --           --           --

     The geographical segmentation of the Company's business is as follows:

                                                  1998                        1997                       1996
                                        ------------------------    ------------------------    ----------------------
                                                      LONG-LIVED                  LONG-LIVED                LONG-LIVED
                                         REVENUE        ASSETS       REVENUE        ASSETS      REVENUE       ASSETS
                                        ----------    ----------    ----------    ----------    --------    ----------
Canada..............................    $  333,338     $157,309     $  239,505     $164,072     $148,196     $129,152
United States.......................     1,556,962      287,682        839,948      401,333      185,036      101,013
Europe..............................       110,432       64,713        101,493       74,182           --       25,830
                                        ----------     --------     ----------     --------     --------     --------
                                        $2,000,732     $509,704     $1,180,946     $639,587     $333,232     $255,995
                                        ==========     ========     ==========     ========     ========     ========

23. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 1998 and 1997. The quarterly financial statements have been restated to reflect as discontinued operations, the Non-Ferrous and Copper operations of the Metals Services business as described in Note 5.

                                                        1998                                          1997
                                     -------------------------------------------   ------------------------------------------
                                      FIRST      SECOND      THIRD      FOURTH      FIRST      SECOND     THIRD      FOURTH
                                     QUARTER    QUARTER     QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER
                                     --------   --------   ---------   ---------   --------   --------   --------   ---------
Revenue............................  $547,675   $573,598   $ 449,787   $ 429,672   $151,084   $201,173   $351,584   $ 477,105
Operating expenses.................   453,384    479,640     374,380     412,940    123,382    155,033    266,587     387,273
Special charges....................        --         --     356,633     753,244         --         --         --     135,466
Selling, general and administrative
  costs............................    50,272     61,288     115,185      56,971     19,472     18,383     30,012      45,761
Depreciation and amortization......    25,523     26,029      26,839      22,456      7,306      7,969     15,601      24,877
                                     --------   --------   ---------   ---------   --------   --------   --------   ---------
Income (loss) from operations......    18,496      6,641    (423,250)   (815,939)       924     19,788     39,384    (116,272)
Interest expense...................    15,015     18,633      20,673      23,509      5,771      5,340     10,231      14,794
Other income and expense - net.....   (16,129)    (2,336)     19,191      (2,374)    (3,375)      (676)    (1,290)     (8,987)
                                     --------   --------   ---------   ---------   --------   --------   --------   ---------
Earnings (loss) from continuing
  operations before tax............    19,610     (9,656)   (463,114)   (837,074)    (1,472)    15,124     30,443    (122,079)
Income taxes.......................     5,389     (7,140)     37,222       6,776     (1,484)     3,687      8,568     (28,233)
                                     --------   --------   ---------   ---------   --------   --------   --------   ---------
Earnings (loss) from continuing
  operations.......................    14,221     (2,516)   (500,336)   (843,850)        12     11,437     21,875     (93,846)
Discontinued operations (net of
  tax).............................   (14,786)   (70,497)   (145,063)    (24,045)     6,376     (3,951)    (2,412)    (65,758)
                                     --------   --------   ---------   ---------   --------   --------   --------   ---------
Net earning (loss).................  $   (565)  $(73,013)  $(645,399)  $(867,895)  $  6,388   $  7,486   $ 19,463   $(159,604)
                                     ========   ========   =========   =========   ========   ========   ========   =========
Basic earnings (loss) per share
  Continuing operations............  $   0.11   $  (0.02)  $   (3.81)  $   (6.44)  $     --   $   0.16   $   0.24   $   (0.79)
  Discontinued.....................  $  (0.11)  $  (0.54)  $   (1.11)  $   (0.18)  $   0.09   $  (0.05)  $  (0.03)  $   (0.55)
                                     --------   --------   ---------   ---------   --------   --------   --------   ---------
                                     $     --   $  (0.56)  $   (4.92)  $   (6.62)  $   0.09   $   0.11   $   0.21   $   (1.34)
                                     ========   ========   =========   =========   ========   ========   ========   =========
Diluted earnings (loss) per share
  Continuing.......................  $   0.11   $  (0.02)  $   (3.81)  $   (6.44)  $     --   $   0.15   $   0.24   $   (0.79)
  Discontinued.....................  $  (0.11)  $  (0.54)  $   (1.11)  $   (0.18)  $   0.09   $  (0.05)  $  (0.03)  $   (0.55)
                                     --------   --------   ---------   ---------   --------   --------   --------   ---------
                                     $     --   $  (0.56)  $   (4.92)  $   (6.62)  $   0.09   $   0.10   $   0.21   $   (1.34)
                                     ========   ========   =========   =========   ========   ========   ========   =========

24. SUBSEQUENT EVENTS (IN THOUSANDS)

     On March 26, 1999, the Company announced that it had entered into a definitive agreement to sell its 68% interest in Philip Utilities Management Corporation for net proceeds of approximately $67,000 in cash. The proceeds of the disposition will be used to pay down the Company's outstanding debt under the Credit Agreement. Under the terms of Lock-up Agreement, if the Company completes the sale of Philip Utilities Management Corporation, the senior secured debt of the restructured Company will be reduced from $300,000 to $250,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The name, age and position of each of the directors and executive officers of the Company as of the date hereof are as follows:

NAME AND MUNICIPALITY OF RESIDENCE                AGE    POSITION WITH PHILIP
----------------------------------                ---    --------------------
ROY CAIRNS......................................  74     Director
St. Catharines, Ontario
HAROLD FIRST....................................  62     Director
Fairlawn, New Jersey
ALLEN FRACASSI..................................  46     Interim Chief Executive Officer and Director
Ancaster, Ontario
PETER GREEN.....................................  61     Director
Campbellville, Ontario
WILLIAM E. HAYNES...............................  55     Director
Houston, Texas
ROBERT L. KNAUSS................................  68     Chairman and Director
Houston, Texas
FELIX PARDO.....................................  61     Director
Cambridge, Massachusetts
HARLAND A. RIKER................................  70     Director
Cambridge, Massachusetts
DERRICK ROLFE...................................  44     Director
Toronto, Ontario
ARNOLD S. TENNEY................................  56     Director
Downsview, Ontario
HERMAN TURKSTRA.................................  65     Director
Hamilton, Ontario
AYMAN GABARIN...................................  34     President, Philip Services (Europe) Limited
London, England
WILLIAM HUMENUK.................................  57     Executive Vice President and Chief
Philadelphia, Pennsylvania                               Administrative Officer
GENE IANNAZZO...................................  52     President, Metals Services Group
Cleveland, Ohio
ANTONIO PINGUE..................................  49     Executive Vice President, Corporate and
Niagara Falls, Ontario                                   Regulatory Affairs
COLIN SOULE.....................................  43     Executive Vice President, General Counsel and
Toronto, Ontario                                         Corporate Secretary
ALEC THOMAS.....................................  51     President, Industrial Services Group
Houston, Texas
PHILLIP WIDMAN..................................  44     Executive Vice President and Chief Financial
West Simsbury, Connecticut                               Officer

     MR. CAIRNS has been a director of Philip since December 1990. For more than five years, Mr. Cairns has been counsel to, and was previously a partner with, Chown, Cairns, a law firm. Mr. Cairns is a director of Jumbo Video Limited.

     MR. FIRST has been a director of Philip since November 1998. From December 1990 to January 1993, Mr. First was the Chief Financial Officer of Icahn Holding Corp. He is currently on the boards of directors of Tel Save.com, PANACO Inc. and Cadus Pharmaceuticals Corporation.

     MR. FRACASSI was the President and Chief Executive Officer of Philip from December 1990 until his appointment as Executive Vice Chairman on May 6, 1998. On November 20, 1998, Mr. Fracassi resigned from the position of Executive Vice Chairman and was appointed Interim Chief Executive Officer. He has been a director of Philip since December 1990.

     MR. GREEN has been a director of Philip since June 1998. He has served on 27 boards of directors for companies based in Canada, the U.S., the U.K. and elsewhere. Since 1996, he has been Chairman of Patheon Inc., a pharmaceutical manufacturing services company and Chairman of the Board of Trustees of the Superior Propane Income Fund. From 1994 to 1996, Mr. Green was the Chief Executive Officer of Cuddy International Corporation. Mr. Green is a director of Arbor Memorials Inc. and Gore Mutual Insurance Company.

     MR. HAYNES has been a director of Philip since August 6, 1997 and from June 1996 to July 31, 1997 was a director of Allwaste, Inc. Since 1997, he has been the Chairman, Chief Executive Officer and director of Innovative Valve Technologies, Inc. ("Invatec"), a publicly traded industrial valve repair and distribution company in which Philip owns a minority equity interest. He was the President and Chief Executive Officer of The Safe Seal Company Inc. from 1996 to October 1998, a company which merged into a subsidiary of Invatec. He served as the President and Chief Executive Officer of LYONDELL-CITGO Refining Company Ltd. from July 1992 to December 1995.

     MR. KNAUSS has been a director of Philip since August 6, 1997 and was appointed Chairman of Philip on May 6, 1998. He was a director of Allwaste, Inc. from March 1988 to July 1997. Since 1994, he has been the Chief Executive Officer and Chairman of Baltic International U.S.A., Inc., an aviation investment company. He is a director of the Mexico Fund, Inc., an investment fund based in Mexico City, and Equus II, Inc., an investment fund based in Houston, Texas. Mr. Knauss served for twelve years as the Dean and Distinguished University Professor at the University of Houston Law Center.

     MR. PARDO has been a director of Philip since March 1994. He was the Chief Operating Officer of the Company from March 5, 1998 until his appointment as President and Chief Executive Officer of Philip on May 6, 1998 which position he held until October 1998. From May 1992 to March 1998, Mr. Pardo was the President and Chief Executive Officer of Ruhr-American Coal Corporation. Mr. Pardo is a director and Chairman of Dyckerhoff Inc., a building materials company, and a director of PANACO Inc. and Innovative Value Technologies, Inc.

     MR. RIKER has been a director of Philip since June 1998. Since September 1997, he has been a Trustee of the Arthur D. Little School of Management and since 1988, a Trustee of the Arthur D. Little Employee Shareholders Trust. He was a Senior Vice President of Arthur D. Little Inc., a management consulting firm, from 1984 to 1995 and was President and Chairman of Arthur D. Little International, Inc. from 1984 to 1995 which company oversaw Arthur D. Little, Inc.'s operations in Europe, the Middle East, Africa, Latin America and Asia. From 1984 to 1995, Mr. Riker served as Chairman of Cambridge Consultants, Ltd., a research, development and technology company.

     MR. ROLFE has been a director of Philip since January 1991. Since 1992, Mr. Rolfe has been the President and Chief Executive Officer of RM Capital Corporation, an investment company. Mr. Rolfe is a director of Consolidated Envirowaste Inc., an organic waste processing company.

     MR. TENNEY has been a director of Philip since November 1998. For more than five years, he has been the President, Chief Executive Officer and director of ARC International Corporation, a company which develops, constructs and operates ice rink facilities. Mr. Tenney is Chairman of Ballantyne of Omaha, Inc. and Chairman of Cabletel Communications Corp.

     MR. TURKSTRA has been a director of Philip since September 1996 and has been an associate of Turkstra, Mazza, Associates, a law firm, since 1959.

     MR. GABARIN has been President, Philip Services (Europe) Limited since January 1997. Prior to that he was Vice President, Corporate Development of Philip Services Corp. from 1994 to January 1997.

     MR. HUMENUK has been the Executive Vice President and Chief Administrative Officer of Philip since June 1998. Prior to that, he was a partner with Dechert Price & Rhoads, a law firm that Mr. Humenuk was a member of from 1967. Mr. Humenuk is a director of The UAM Fund, Inc., UAM Funds Trust and UAM Funds II, Inc.

     MR. IANNAZZO has been President, Metals Services Group since November 1998. Prior to that he was the Executive Vice President of Philip's aluminum division from December 1997. Prior to that he was President and Chief Executive Officer of Allmet Technologies from September 1994 to September 1997.

     MR. PINGUE has been the Executive Vice President, Corporate and Regulatory Affairs since May 1997. Prior to that he was the Senior Vice President, Corporate & Government Affairs of Philip from March 1995. Prior to that, he was the Senior Vice President, Environmental Services and Regulatory Affairs of the Company from January 1994.

     MR. SOULE has been the General Counsel of Philip since October 1991, was appointed Corporate Secretary of Philip in January 1992, was appointed Senior Vice President of Philip in May 1994 and Executive Vice President of Philip in May 1997.

     MR. THOMAS has been President, Industrial Services Group since August 1998. Prior to that he was Chief Operating Officer, Industrial Services Group from January 1998 and Senior Vice President, Northeast Region from 1997. Prior to that, he was the Chief Operating Officer of the environmental services division of the Company from June 1996 and manager of the Company's remediation program from May 1995. From 1969 to May 1995, he was the President and Chief Executive Officer of Thomas Environmental Management Inc.

     MR. WIDMAN has been the Executive Vice President and Chief Financial Officer of Philip since July 1998. For eleven years prior to that, he worked with Asea Brown Boveri Inc. and was the Vice President and Chief Financial Officer from 1996 to June 1998, the Vice President, Finance and Control, ABB, Power Plant Business, during 1996 and the Vice President, Finance and Materials Management for ABB Traction, Inc. from 1994 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, and its rules and regulations thereunder require the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of those reports are to be furnished to the Company. Based solely on its review of copies of the reports received by it, or written representations from certain reporting persons, the Company believes that during 1998 all such filing requirements were satisfied on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below sets forth the compensation in respect of each of the last three fiscal years earned by each person that held the position of President and Chief Executive Officer during 1998, the four other most highly compensated executive officers of the Company during 1998 and two additional individuals who served the Company as an executive officer for part of 1998 but were not serving the Company as executive officers as at December 31, 1998 (collectively, the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE(1)

                                         ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                              ------------------------------------------   ------------------------------
                                                              OTHER         SECURITIES
                                                             ANNUAL         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY     BONUS    COMPENSATION(2)   OPTIONS/SARS   COMPENSATION(S)
---------------------------   ----   -------   -------   ---------------   ------------   ---------------
                                       ($)       ($)           ($)             (#)              ($)
ALLEN FRACASSI(3)...........  1998   539,447        --        23,612(4)           --             4,552(5)
Interim Chief                 1997   559,910        --        19,438(4)      400,000             4,724(5)
Executive Officer             1996   365,043   584,070        32,590(4)       75,000             3,468(5)
FELIX PARDO(6)..............  1998   421,795        --            --         700,000           515,625(6)
President and Chief
Executive Officer
JACK McGREGOR(7)............  1998        --        --       335,000(8)           --                --
Interim Chief Executive
Officer and Chief
Restructuring Officer
AYMAN GABARIN...............  1998   291,025        --            --              --            19,956(5)
President, Philip Services    1997   206,772    54,000            --          30,000               270(5)
(Europe) Limited              1996   110,027    18,338            --           7,500             3,301(5)
COLIN SOULE.................  1998   224,395   150,000            --         100,000             4,552(5)
Executive Vice President,     1997   216,606        --            --         250,000             4,874(5)
General Counsel and           1996   154,072   220,054            --          60,000             4,622(5)
Corporate Secretary
WILLIAM HUMENUK(9)..........  1998   191,154    95,577(9)          --        300,000                --
Executive Vice President and
Chief Administrative Officer
PHILLIP WIDMAN(10)..........  1998   154,167   150,000(10)          --       300,000                --
Executive Vice President and
Chief Financial Officer
PHILIP FRACASSI(11).........  1998   202,293        --            --              --         1,218,062(11)
President, Metal Services     1997   419,933        --            --         300,000             4,724(5)
Group                         1996   292,035   438,052            --          75,000             4,724(5)
ROBERT CHISTE(12)...........  1998   170,284        --            --         100,000         3,789,034(12)
Executive Vice President      1997   138,262   448,515            --         100,000         1,824,480(13)

---------------

NOTES:

(1) All amounts not paid in U.S. dollars have been converted to U.S. dollars based upon the average exchange rates for Canadian dollars per $1.00 for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 of $1.4833, $1.3850 and $1.3633, respectively.

(2) Except as noted, perquisites and other personal benefits do not exceed the lesser of $50,000 and 10% of the total annual salary and bonus of the Named Executive Officers.

(3) Allen Fracassi resigned from the position of President and Chief Executive Officer on May 6, 1998, was appointed Executive Vice Chairman on the same date and held this position until his appointment as Interim Chief Executive Officer on November 20, 1998.

(4)  Represents imputed interest benefit on housing loan.

(5) Represents Company's contribution to retirement savings plan or registered pension plan.

(6) Felix Pardo held the position of Chief Operating Officer from March 5, 1998 until his appointment as President and Chief Executive Officer on May 6, 1998. He held that position until his resignation on October 13, 1998. The Company and Mr. Pardo entered into a severance agreement whereby the Company agreed to pay Mr. Pardo $1.5 million over time. To the date hereof, the Company has paid Mr. Pardo $515,625. The Company has ceased making the required monthly payments under the severance agreement. At no other time was Mr. Pardo an executive officer or employee of Philip.

(7) Jack McGregor held the position of Interim Chief Executive Officer from October 13, 1998 to November 20, 1998. He was the Chief Restructuring Officer of Philip from October 13, 1998 to January 4, 1999. At no other time was Mr. McGregor an executive officer or employee of Philip.

(8) Represents consulting fees paid to Jay Alix & Associates, Inc. for the services provided by Jack McGregor to Philip.

(9) William Humenuk commenced employment with Philip on June 15, 1998. Pursuant to the terms of his employment agreement, Mr. Humenuk received a bonus in 1998 in the amount of $95,577 as an inducement to accept employment with Philip.

(10) Phillip Widman commenced employment with Philip on July 13, 1998. Pursuant to the terms of his employment agreement, Mr. Widman received bonuses in 1998 of $150,000 as an inducement to accept employment with the Company and to compensate Mr. Widman for benefits lost as a result of his terminating his employment with his former employer.

(11) Philip Fracassi resigned from the position of President, Metals Services Group, on June 30, 1998. The Company and Mr. Fracassi entered into a severance agreement and pursuant thereto the Company agreed to pay Mr. Fracassi $1,213,510 plus approximately $33,709 representing other obligations of the Company. The Company has paid Mr. Fracassi the amount of $1,213,510 but has ceased making payments on other amounts due to Mr. Fracassi. The amount of $4,552 represents the Company's contribution to retirement savings plan or registered pension plan.

(12) Mr. Chiste commenced employment with Philip effective August 1, 1997 as President, Industrial Services Group, a position he held until March 16, 1998 when he was appointed Executive Vice President of Philip. He resigned on May 6, 1998. The Company and Mr. Chiste entered into a severance agreement whereby the Company agreed to pay Mr. Chiste $1.357 million over time. To the date hereof, the Company has paid Mr. Chiste $885,294. The Company has ceased making the required monthly payments under the severance agreement. Mr. Chiste also received in 1998 a payment of previously deferred salary in the amount of $1,254,787 and a change of control payment in the amount of $1,648,953 pursuant to agreements which were triggered by the acquisition by Philip of Allwaste, Inc.

(13) Represents a change in control payment pursuant to agreements which were triggered by the acquisition by Philip of Allwaste, Inc.

STOCK OPTIONS

     The table below sets forth the options granted to the Named Executive Officers under the Company's stock option plans during the fiscal year ended December 31, 1998.

                                                          % OF TOTAL
                                      NUMBER OF         OPTIONS GRANTED
                                SECURITIES UNDERLYING   TO EMPLOYEES IN     EXERCISE OR       GRANT DATE
NAME                             OPTIONS GRANTED(1)     FISCAL YEAR(2)      BASE PRICE         VALUE(3)       EXPIRATION DATE
----                            ---------------------   ---------------   ---------------   ---------------   ---------------
                                                  (#)                     (CDN$/SECURITY)   (CDN$/SECURITY)
ALLEN FRACASSI................              --                  --                --                --                    --
FELIX PARDO...................         700,000               31.0%               (4)               (4)                   (4)
JACK McGREGOR.................              --                  --                --                --                    --
AYMAN GABARIN.................              --                  --                --                --                    --
COLIN SOULE...................         100,000                4.0%              3.97              3.97         Aug. 10, 2008
WILLIAM HUMENUK...............         300,000               13.0%              6.60              5.40          Jun. 2, 2008
PHILLIP WIDMAN................         300,000               13.0%              6.60              5.40          Jun. 2, 2008
PHILIP FRACASSI...............              --                  --                --                --                    --
ROBERT CHISTE.................         100,000                4.0%             14.65              6.60         Feb. 16, 2008

---------------

NOTES:

(1) The Company's employee stock option plans provide for the granting of stock options to purchase common shares of the Company to employees and directors of the Company at the discretion of the Board of Directors. All options are subject to certain conditions of service and the provision of a non-competition agreement. Options granted to the Named Executive Officers in fiscal 1998 vest in equal annual amounts over 3 years from the date they were granted except for the options granted to Robert Chiste which vested fully on June 24, 1998, and the options granted to Felix Pardo which fully vested on October 13, 1998.

(2) A total of 2,277,500 options were granted under the Company's employee stock option plans during the fiscal year ending December 31, 1998.

(3) The Grant Date Value is equal to the closing price of the Company's common shares on The Toronto Stock Exchange on the last trading day preceding the date of grant.

(4) Mr. Pardo received 3 stock option grants during 1998. The number of securities underlying the grants equal 250,000, 250,000 and 200,000 for a total of 700,000. The exercise price is Cdn$17.95, Cdn$14.50 and Cdn$6.60 respectively, the grant date value is Cdn$17.95, Cdn$14.50 and Cdn$5.40, respectively, and the expiration dates are March 1, 2008, March 6, 2008 and June 2, 2008, respectively.

     The table below sets forth each exercise of options during the fiscal year ended December 31, 1998 by the Named Executive Officers.

                                                             NUMBER OF SECURITIES
                                 SECURITIES    AGGREGATE    UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                  ACQUIRED       VALUE            OPTIONS AT           IN-THE-MONEY OPTIONS AT
NAME                             ON EXERCISE   REALIZED        DECEMBER 31, 1998        DECEMBER 31, 1998(1)
----                             -----------   ---------   -------------------------   -----------------------
                                                           EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                                                                 (#)          (CDN $)
ALLEN FRACASSI(2).............         --            --         269,444/205,556                 0/0
FELIX PARDO...................         --            --         735,000/0                       0/0
JACK McGREGOR.................         --            --               0/0                       0/0
AYMAN GABARIN.................         --            --          28,333/21,667                  0/0
COLIN SOULE...................         --            --         213,611/231,389                 0/0
WILLIAM HUMENUK...............         --            --               0/300,000                 0/0
PHILLIP WIDMAN................         --            --               0/300,000                 0/0
PHILIP FRACASSI(3)............         --            --         375,000/0                       0/0
ROBERT CHISTE.................         --            --         748,739/0                       0/0

---------------

NOTES:

(1) The closing price of the Company's common shares on The Toronto Stock Exchange on December 31, 1998 was Cdn$0.45.

(2) Allen Fracassi holds an additional 389,031 exercisable options to acquire common shares of the Company which were granted to him in connection with his sale to the Company in 1990 of his interest in Philip Environmental Company.

(3) Philip Fracassi holds an additional 387,355 exercisable options to acquire common shares of the Company which were granted to him in connection with his sale to the Company in 1990 of his interest in Philip Environmental Company.

COMPENSATION OF DIRECTORS

     Each director of the Company who is not a salaried officer or employee of the Company is paid an annual fee of $25,000 and a fee of $1,000 per meeting (including committee meetings) attended. Historically, each director, when first appointed to the Board of Directors, receives a one time award of 20,000 options to acquire common shares of the Company. The options are granted at an exercise price equal to the closing price of the common shares on The Toronto Stock Exchange on the last trading day preceding the date of the grant and vest over a period of three years from the date of the grant. Awards were not made in favour of Harold First and Arnold S. Tenney upon their respective appointments to the Board of Directors in November 1998 because no options were available for grant. For acting as Chairman of the Board of Directors during part of 1998, Howard L. Beck was paid a fee of $42,144. On May 6, 1998, Mr. Beck resigned from the position of Chairman and Director of Philip. On May 6, 1998, Robert Knauss was appointed Chairman of the Board of Directors and with respect thereto, was paid a fee of $97,885 during 1998. During 1998, the Company engaged Mr. Knauss and Mr. Rolfe to provide services and advice on the Company's financial restructuring. For such services, Mr. Knauss was paid $60,000 and Mr. Rolfe was paid $80,000.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of the Named Executive Officers who are currently employed by the Company (the "Current Named Executive Officers"). The agreements set forth the benefits to which a Current Named Executive Officer would be entitled in the event of termination without cause before or after an event which gives rise to a change of control of the Company or in the event of a change in the executive's responsibilities, title, authority or compensation after an event which gives rise to a change of control of the Company. In the event of termination without cause prior to a change of control, Allen Fracassi, Colin Soule and Phillip Widman would be entitled to a severance payment equal to two times his base salary plus two times the annual average bonus and cash value of benefits earned by him in the previous two years. Mr. Humenuk would be entitled to a severance payment equal to the greater of two times his base salary plus two times his annual average bonus and cash value of benefits earned by Mr. Humenuk in the previous two years and a payment equal to the balance of the salary and bonuses he is entitled to for the remainder of the term of his employment contract which expires on June 14, 2002. Mr. Gabarin would be entitled to a severance payment equal to two times his base salary plus two times the annual average bonus and cash value of benefits earned by him in the previous two years, plus an amount determined pursuant to the standard employee redundancy policy of Philip Services (Europe) Limited. In the event of termination without cause after a change of control or in the event of a change in the Current Named Executive Officer's responsibilities, title, authority or compensation within two years after a change in control, a Current Named Executive Officer would be entitled to a severance payment equal to three times his base salary plus three times the annual average of the bonus and cash value of benefits earned by the Current Named Executive Officer in the previous two years. Mr. Gabarin's employment contract does not include a charge of control provision. In addition, stock options granted to a Current Named Executive Officer would fully vest on termination and would remain exercisable until the expiry of the original term of such options.

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

     The Company provides insurance for the benefit of directors and officers of the Company against liability incurred by, arising from or against them for certain of their acts, errors or omissions. These policies provide maximum coverage in any one policy year of an aggregate of $100,000,000 subject to a $500,000 deductible. In the last completed fiscal year the total premium for directors' and officers' liability insurance was $1,009,016. The premiums for the policy are not allocated between directors and officers as separate groups.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the beneficial ownership of the common shares of the Company as of April 15, 1999 by (i) each director of the Company, (ii) the executive officers of the Company, and (iii) all current directors and executive officers of the Company as a group.

                                                             NUMBER OF SHARES     PERCENTAGE OF SHARES
DIRECTORS AND EXECUTIVE OFFICERS(1)(2)                      BENEFICIALLY OWNED     BENEFICIALLY OWNED
--------------------------------------                      ------------------    --------------------
Roy Cairns(3).............................................        933,889                   *
Harold First..............................................              0                   *
Allen Fracassi(4).........................................      2,589,297                1.9%
Peter Green(5)............................................              0                   *
William E. Haynes(6)......................................          8,822                   *
Robert L. Knauss(7).......................................         66,459                   *
Felix Pardo(8)............................................        739,000                   *
Harland A. Riker(9).......................................          2,000                   *
Derrick Rolfe(10).........................................         33,889                   *
Arnold S. Tenney..........................................              0                   *
Herman Turkstra(11).......................................         53,548                   *
Ayman Gabarin(12).........................................         33,223                   *
William Humenuk(13).......................................            500                   *
Gene Iannazzo(14).........................................         13,700                   *
Antonio Pingue(15)........................................        280,278                   *
Colin Soule(16)...........................................        265,278                   *
Alec Thomas(17)...........................................         38,749                   *
Phillip Widman(18)........................................              0                   *
All Current Directors and Executive Officers as a Group
  (18 persons)............................................      5,058,632                  4%

---------------

* Indicates less than 1.0%.

NOTES:

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 15, 1999, whether pursuant to the exercise of options, conversion of securities or otherwise. Each beneficial owner's percentage of ownership is determined by assuming that options to purchase common shares of the Company that are held by such person and which are exercisable within 60 days of April 15, 1999 have been exercised. Unless otherwise noted in the footnotes below, the Company believes all persons named in the table have sole voting power and investment power with respect to all common shares of the Company beneficially owned by them. Options to acquire common shares of the Company which vest after 60 days after April 15, 1999 are indicated separately in the notes that follow.

(2) The address of each of the directors and executive officers is 100 King Street West, P.O. Box 2440 LCD1, Hamilton, Ontario, Canada L8N 4J6.

(3) Includes 33,889 common shares issuable upon the exercise of employee stock options. Does not include 6,111 common shares subject to options which are not exercisable within 60 days.

(4) Includes 737,642 common shares issuable upon the exercise of employee stock options. Does not include 126,389 common shares subject to options which are not exercisable within 60 days.

(5) Does not include 20,000 common shares subject to options which are not exercisable within 60 days.

(6) Includes 6,666 common shares issuable upon the exercise of employee stock options. Does not include 13,334 common shares subject to options which are not exercisable within 60 days.

(7) Includes 56,666 common shares issuable upon the exercise of employee stock options. Does not include 113,334 common shares subject to options which are not exercisable within 60 days.

(8) Includes 735,000 common shares issuable upon the exercise of employee stock options.

(9) Does not include 20,000 common shares subject to options which are not exercisable within 60 days.

(10) Includes 33,889 common shares issuable upon the exercise of employee stock options. Does not include 6,111 common shares subject to options which are not exercisable within 60 days.

(11) Includes 32,222 common shares issuable upon the exercise of employee stock options. Does not include 7,778 common shares subject to options which are not exercisable within 60 days.

(12) Includes 29,583 common shares issuable upon the exercise of employee stock options. Does not include 20,417 common shares subject to options which are not exercisable within 60 days.

(13) Does not include 300,000 common shares subject to options which are not exercisable within 60 days.

(14) Includes 10,000 common shares issuable upon the exercise of employee stock options. Does not include 20,000 common shares subject to options which are not exercisable within 60 days.

(15) Includes 280,278 common shares issuable upon the exercise of employee stock options. Does not include 79,722 common shares subject to options which are not exercisable within 60 days.

(16) Includes 265, 278 common shares issuable upon the exercise of employee stock options. Does not include 179,722 common shares subject to options which are not exercisable within 60 days.

(17) Includes 31,249 common shares issuable upon the exercise of employee stock options. Does not include 83,751 common shares subject to options which are not exercisable within 60 days.

(18) Does not include 300,000 common shares subject to options which are not exercisable within 60 days.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     Based upon publicly available information filed with the Securities and Exchange Commission, no person other than those listed below beneficially owns more than 5% of the outstanding common shares of the Company as of April 15, 1999.

                                                        NUMBER OF               PERCENTAGE OF
NAME AND ADDRESS                                    COMMON SHARES HELD    OUTSTANDING COMMON SHARES
----------------                                    ------------------    -------------------------
Carl C. Icahn, through............................      18,455,200                   14%
High River Limited
Partnership and Riverdale LLC
767 5th Avenue
47th Floor
New York, N.Y. 10153

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the December 1993 acquisition of Nortru, Inc. ("Nortru") from Norman Foster, a director of the Company from January 17, 1994 to June 25, 1998, the Company entered into a non-competition and retention agreement with Mr. Foster, pursuant to which the Company agreed to pay Mr. Foster an aggregate of $7 million. A payment of $1.4 million was made in January 1998 and the final payment of $1.4 million was due on December 31, 1998. As of the date hereof, the final payment has not been paid. During 1998, the Company paid $377,000 in rental payments to Mr. Foster or entities which he controls or has an ownership interest in for properties utilized by the Company in the operation of its business.

     During 1998, the Company paid approximately $1.7 million to Cole Carriers Corp. ("Coles"), a commercial trucking company owned by Allen Fracassi, an officer and director of the Company, and Philip Fracassi, a former officer and director of the Company, for truck transportation services rendered by Coles to the Company.

     The law firm of Turkstra, Mazza, Associates, of which Herman Turkstra, a director of the Company, is an associate, provided services to the Company in 1998. Fees paid to the firm in 1998 totalled $256,699.

     On October 13, 1998, Philip entered into an Agreement with Jay Alix & Associates, Inc. ("Jay Alix") whereby Jay Alix agreed to provide to Philip restructuring and financial consulting services. Jack McGregor, the Interim Chief Executive Officer of Philip from October 13, 1998 to November 20, 1998, was a partner of Jay Alix. During 1998, Philip paid a total of $847,205 in fees to Jay Alix of which $335,000 represents services provided by Jack McGregor.

     The law firm of Dechert Price & Rhoads, of which William Humenuk was a partner until his appointment as Executive Vice President and Chief Administrative Officer of the Company on June 15, 1998, provided services to the Company in 1998. Fees paid to the firm in 1998 totalled $542,993.

     As at April 15, 1999, the aggregate amount of indebtedness due to the Company from all current or former officers, directors and employees was $481,830, consisting of the outstanding balance of a loan made to Allen Fracassi, the Interim Chief Executive Officer of the Company, for the purpose of purchasing a home. The loan is unsecured, non-interest bearing and payable on demand.

INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS

     As at April 15, 1999, the aggregate amount of indebtedness (other than routine indebtedness) due to the Corporation from all current or former officers, directors and employees was $481,830.

   TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS

                                                                    LARGEST AMOUNT
                                                                  OUTSTANDING DURING
                                             INVOLVEMENT OF       FISCAL YEAR ENDED      AMOUNT OUTSTANDING
NAME AND PRINCIPAL POSITION               ISSUER OR SUBSIDIARY    DECEMBER 31, 1998     AS AT APRIL 15, 1999
---------------------------               --------------------    ------------------    --------------------
ALLEN FRACASSI(1)(2)..................           Lender              $515,000(3)             $481,830(3)
Interim Chief Executive Officer

---------------

NOTES:

(1) The loan was made for the purpose of purchasing a home, is unsecured, non-interest bearing and is due on demand.

(2) Allen Fracassi resigned from the position of President and Chief Executive Officer on May 6, 1998, was appointed Executive Vice Chairman of Philip on same date and held that position until his appointment as Interim Chief Executive Officer on November 20, 1998.

(3) The difference in values as expressed in U.S. dollars between the largest amount outstanding during 1998 and the amount outstanding as at April 15, 1999 is solely due to the fluctuating exchange rates of the Canadian dollar. At all times during 1998 and as at April 15, 1999, the loan was Cdn$737,200.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)1.  LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are filed as part of this Form 10-K.

REPORT NAME                                                   PAGE NO.
-----------                                                   --------
Report of Deloitte & Touche, Independent Auditors...........     40
Consolidated Balance Sheets for the fiscal years ended
  December 31, 1998 and 1997................................     41
Consolidated Statements of Earnings for the fiscal years
  ended December 31, 1998, 1997
  and 1996..................................................     42
Consolidated Statements of Shareholders' Equity (Deficit)
  for the fiscal years ended December 31, 1998, 1997 and
  1996......................................................     43
Consolidated Statements of Cash Flow for the fiscal years
  ended December 31, 1998, 1997
  and 1996..................................................     44
Notes to the Consolidated Financial Statements..............     45

ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULE

     The Financial Statement Schedule appears on page 82 of this Form 10-K.

ITEM 14(A)3.  LIST OF EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1*     Articles of Amalgamation of Lincoln Waste Management Inc.
          (previous name of the Registrant) dated April 15, 1991
 3.2*     Articles of Amendment of the Registrant dated June 26, 1991
 3.3*     Articles of Amendment of the Registrant dated July 10, 1991
 3.4*     Articles of Amendment of the Registrant dated May 22, 1997
 3.5*     Bylaws of Lincoln Waste Management Inc. (previous name of
          the Registrant) dated August 16, 1990
 4.1*     Indenture dated as of June 1, 1989, 7 1/4% Convertible
          Subordinated Debentures due 2014 between Allwaste, Inc. and
          Texas Commerce Trust Company of New York
 4.2      First Supplemental Indenture dated as of July 30, 1997
          supplementing and amending the June 1, 1989 Indenture
 4.3*     Specimen of Common Stock Certificate
10.1*     1991 Stock Option Plan
10.2*     1997 Amended and Restated Stock Option Plan
10.3+     Credit Agreement dated as of August 11, 1997 among Philip
          Services Corp., Philip Environmental (Delaware), Inc.,
          Canadian Imperial Bank of Commerce, Bankers Trust Company,
          Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
          Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
10.4*     Amending Agreement No. 1 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
10.5*     Amending Agreement No. 2 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
10.6**    Amending Agreement No. 3 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.7***   Amending Agreement No. 4 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998
10.8      Amending Agreement No. 5 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998
10.9      Lock-up Agreement dated as of April 5, 1999 among Philip
          Services Corp. and certain lenders of Philip Services Corp's lending syndicate.
10.10     Proceeds Agreement dated as of April 5, 1999 among Canadian
          Imperial Bank of Commerce, in its capacity as Administrative
          Agent, Philip Services Corp. and certain subsidiaries of
          Philip Services Corp.
21        Subsidiaries of the Registrant
27        Financial Data Schedule

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

*** Incorporated by reference to the exhibits filed with the Company's Quarterly
    Report for the three months ended September 30, 1998.

ITEM 14(B).

     Form 8-K dated April 24, 1998 relating to the Company's press release in relation to its financial statements for the fiscal year ended December 31, 1997.

     Form 8-K dated November 18, 1998 relating to the Company's press release in relation to its response to a Schedule 13D filed by Carl Icahn of High River Limited Partnership.

     Form 8-K dated November 23, 1998 relating to the Company's press release in relation to a Standstill Agreement the Company entered into with High River Limited Partnership, among others, as well as a Letter of Intent the Company signed with Soave Enterprises, LLC, among others.

     Form 8-K dated January 12, 1999 relating to the Company's press release in relation to a negotiated term sheet with a sub-committee of the Steering Committee of the Company's lending syndicate.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              PHILIP SERVICES CORP.
                                                              By: /s/ ALLEN FRACASSI
 -                                                 --------------------------------------------
                                                                  Allen Fracassi
                                                         Interim Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ PHILLIP WIDMAN                     Executive Vice President          April 27, 1999
---------------------------------------------       and Chief Financial Officer
               Phillip Widman

             /s/ ALLEN FRACASSI                     Interim Chief Executive           April 27, 1999
---------------------------------------------       Officer and Director
               Allen Fracassi

               /s/ ROY CAIRNS                       Director                          April 27, 1999
---------------------------------------------
                 Roy Cairns

              /s/ HAROLD FIRST                      Director                          April 27, 1999
---------------------------------------------
                Harold First

               /s/ PETER GREEN                      Director                          April 27, 1999
---------------------------------------------
                 Peter Green

            /s/ WILLIAM E. HAYNES                   Director                          April 27, 1999
---------------------------------------------
              William E. Haynes

            /s/ ROBERT L. KNAUSS                    Chairman and Director             April 27, 1999
---------------------------------------------
              Robert L. Knauss

               /s/ FELIX PARDO                      Director                          April 27, 1999
---------------------------------------------
                 Felix Pardo

            /s/ HARLAND A. RIKER                    Director                          April 27, 1999
---------------------------------------------
              Harland A. Riker

              /s/ DERRICK ROLFE                     Director                          April 27, 1999
---------------------------------------------
                Derrick Rolfe

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ ARNOLD S. TENNEY                    Director                          April 27, 1999
---------------------------------------------
              Arnold S. Tenney

             /s/ HERMAN TURKSTRA                    Director                          April 27, 1999
---------------------------------------------
               Herman Turkstra

                             PHILIP SERVICES CORP.

VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

            COLUMN A                COLUMN B        COLUMN C -- ADDITION        COLUMN D        COLUMN E
--------------------------------  ------------   --------------------------   -------------   ------------
                                    BALANCE      CHARGED TO     CHARGED TO
                                  BEGINNING OF    COSTS AND       OTHER                       BALANCE, END
          DESCRIPTION                PERIOD       EXPENSES     ACCOUNTS(1)    DEDUCTIONS(2)    OF PERIOD
--------------------------------  ------------   -----------   ------------   -------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
December 31, 1998...............  (17,650,690)   (28,826,724)      104,090     21,977,260     (24,396,058)
December 31, 1997...............   (5,059,268)    (5,050,801)  (13,652,894)     6,112,273     (17,650,690)
December 31, 1996...............   (3,910,782)    (1,239,873)     (728,809)       820,196      (5,059,268)

---------------

(1) Opening balances in companies acquired in the year net of closing balances of companies sold in the year.

(2) Write-off of uncollectible accounts.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1*      Articles of Amalgamation of Lincoln Waste Management Inc.
              (previous name of the Registrant) dated April 15, 1991......
    3.2*      Articles of Amendment of the Registrant dated June 26,
              1991........................................................
    3.3*      Articles of Amendment of the Registrant dated July 10,
              1991........................................................
    3.4*      Articles of Amendment of the Registrant dated May 22,
              1997........................................................
    3.5*      Bylaws of Lincoln Waste Management Inc. (previous name of
              the Registrant) dated August 16, 1990.......................
    4.1*      Indenture dated as of June 1, 1989, 7 1/4% Convertible
              Subordinated Debentures due 2014 between Allwaste, Inc. and
              Texas Commerce Trust Company of New York....................
    4.2       First Supplemental Indenture dated as of July 30, 1997
              supplementing and amending the June 1, 1989 Indenture.......
    4.3*      Specimen of Common Stock Certificate........................
   10.1*      1991 Stock Option Plan......................................
   10.2*      1997 Amended and Restated Stock Option Plan.................
   10.3+      Credit Agreement dated as of August 11, 1997 among Philip
              Services Corp., Philip Environmental (Delaware), Inc.,
              Canadian Imperial Bank of Commerce, Bankers Trust Company,
              Dresdner Bank of Canada, Dresdner Bank AG/New York/New York
              Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders.....
   10.4*      Amending Agreement No. 1 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997......................................
   10.5*      Amending Agreement No. 2 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998.....................................
   10.6**     Amending Agreement No. 3 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998.........................................
   10.7***    Amending Agreement No. 4 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998......................................
   10.8       Amending Agreement No. 5 to the Credit Agreement dated as of
              August 11, 1997 among Philip Services Corp., Philip Services
              (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998......................................
   10.9       Lock-up Agreement dated as of April 5, 1999 among Philip
              Services Corp. and certain lenders of Philip Services
              Corp.'s lending syndicate...................................
   10.10      Proceeds Agreement dated as of April 5, 1999 among Canadian
              Imperial Bank of Commerce, in its capacity as Administrative
              Agent, Philip Services Corp. and certain subsidiaries of
              Philip Services Corp........................................
   21         Subsidiaries of the Registrant..............................
   27         Financial Data Schedule.....................................