Form 10-Q
period 1999-03-31
PHILIP SERVICES CORP
filed 1999-05-17
CIK 894076

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

            100 KING STREET WEST,                                 L8N 4J6
              HAMILTON, ONTARIO                                  (Zip Code)
   (Address of Principal Executive Offices)

                                       (905) 521-1600
                    (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___. No X .

     The number of shares of Common Shares of the Registrant, outstanding at May 12, 1999 was 131,144,013.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REPORT INDEX

PART AND ITEM NO.                                             PAGE NO.
-----------------                                             --------
PART I -- Financial Information
  Item 1 -- Financial Statements
            Consolidated Balance Sheets as of March 31, 1999
  (unaudited) and
               December 31, 1998............................         2
           Consolidated Statements of Earnings for the Three
  Months Ended March 31, 1999
               and March 31, 1998 (unaudited)...............         3
            Consolidated Statements of Cash Flows for the
  Three Months Ended March 31,
               1999 and March 31, 1998 (unaudited)..........         4
            Notes to Consolidated Financial Statements
            (unaudited).....................................         5
  Item 2 -- Management's Discussion and Analysis of
  Financial Condition and Results of
               Operations...................................        15
  Item 3 -- Quantitative and Qualitative Disclosures About
     Market Risk............................................        22
PART II -- Other Information
  Item 1 -- Legal Proceedings...............................        23
  Item 2 -- Changes in Securities...........................        24
  Item 3 -- Defaults upon Senior Securities.................        24
  Item 4 -- Submission of Matters to a Vote of Securities
     Holders................................................        25
  Item 5 -- Other Information...............................        25
  Item 6 -- Exhibits and Reports on Form 8-K................        26
  Signature.................................................        27

                             PHILIP SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                 MARCH 31      DECEMBER 31
                                                                   1999           1998
                                                                -----------    -----------
                                                                (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and equivalents......................................    $   59,644     $   61,564
  Accounts receivable (net of allowance for doubtful
     accounts of $23,407; December 31, 1998 -- $24,396).....       323,228        325,509
  Inventory for resale......................................        34,653         32,633
  Other current assets......................................       181,817        181,314
                                                                ----------     ----------
                                                                   599,342        601,020
Fixed assets................................................       426,529        435,164
Goodwill....................................................        22,286         21,871
Other assets................................................        86,722         89,624
                                                                ----------     ----------
                                                                $1,134,879     $1,147,679
                                                                ==========     ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................    $   99,514     $   99,293
  Accrued liabilities.......................................       191,055        188,936
  Current maturities of long-term debt......................     1,114,090      1,084,959
                                                                ----------     ----------
                                                                 1,404,659      1,373,188
Long-term debt..............................................        20,847         22,819
Deferred income taxes.......................................        16,003         17,349
Other liabilities...........................................       128,129        127,448
Contingencies
Shareholders' equity (deficit)..............................      (434,759)      (393,125)
                                                                ----------     ----------
                                                                $1,134,879     $1,147,679
                                                                ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
        (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
Revenue.....................................................    $379,014    $547,675
Operating expenses..........................................     323,723     453,384
Selling, general and administrative costs...................      52,517      50,272
Depreciation and amortization...............................      15,563      25,523
                                                                --------    --------
Income (loss) from operations...............................     (12,789)     18,496
Interest expense............................................      26,853      15,015
Other income and expense - net..............................      (1,655)    (16,129)
Cumulative effect of change in accounting principle (Note
  9)........................................................       1,775          --
                                                                --------    --------
Earnings (loss) from continuing operations before tax.......     (39,762)     19,610
Income taxes................................................       2,135       5,389
                                                                --------    --------
Earnings (loss) from continuing operations..................     (41,897)     14,221
Discontinued operations (net of tax)........................          --     (14,786)
                                                                --------    --------
Net loss....................................................    $(41,897)   $   (565)
                                                                ========    ========
Basic and diluted earnings (loss) per share
  Continuing operations.....................................    $  (0.32)   $   0.11
  Discontinued operations...................................          --       (0.11)
                                                                --------    --------
                                                                $  (0.32)   $     --
                                                                ========    ========
Weighted average number of common shares outstanding
  (000's)...................................................     131,144     131,092
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations..............    $(41,897)   $ 14,221
Items included in earnings not affecting cash
  Depreciation and amortization.............................      15,421      18,772
  Amortization of goodwill..................................         142       6,751
  Deferred income taxes.....................................       2,135      (2,509)
                                                                --------    --------
Cash flow from continuing operations........................     (24,199)     37,235
Changes in non-cash working capital.........................       4,711    ( 83,390)
                                                                --------    --------
Cash used in continuing operating activities................     (19,488)    (46,155)
Cash used in discontinued operating activities..............      (3,156)     11,981
                                                                --------    --------
Cash used in operating activities...........................     (22,644)    (34,174)
                                                                --------    --------
INVESTING ACTIVITIES
Acquisitions -- including acquired cash (bank
  indebtedness).............................................          --     (22,606)
Purchase of fixed assets....................................      (8,214)    (21,323)
Proceeds from sale of fixed assets..........................       2,016      17,045
Other -- net................................................       2,769      (8,176)
                                                                --------    --------
Cash used in continuing investing activities................      (3,429)    (35,060)
Cash used in investing activities of discontinued
  operations................................................      (2,979)     (3,280)
                                                                --------    --------
Cash used in investing activities...........................      (6,408)    (38,340)
                                                                --------    --------
FINANCING ACTIVITIES
Proceeds from long-term debt................................      28,534     109,395
Principal payments on long-term debt........................      (1,579)    (41,481)
Common shares issued for cash...............................          --         419
                                                                --------    --------
Cash provided by continuing financing activities............      26,955      68,333
Cash provided by (used in) financing activities of
  discontinued operations...................................         177     (26,076)
                                                                --------    --------
Cash provided by financing activities.......................      27,132      42,257
                                                                --------    --------
Net change in cash for the period...........................      (1,920)    (30,257)
Cash and equivalents, beginning of period...................      61,564      28,852
                                                                --------    --------
Cash and equivalents, end of period.........................    $ 59,644    $ (1,405)
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Philip Services Corp. and its subsidiaries (the "Company") and have been prepared in US dollars using accounting principles generally accepted in the United States. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of Notes to the Company's audited Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended March 31, 1999 and March 31, 1998.

     For all periods presented, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements disclose the Company's copper and non-ferrous operations discontinued in 1998 as discontinued operations, as discussed in Note 2.

     As at March 31, 1999, the Company was not in compliance with the provisions of its existing credit agreement as amended (the "Credit Facility") and therefore, certain amounts of debt previously recorded as long-term, have been classified as current liabilities. On April 26, 1999 the Company's lending syndicate approved a lock-up agreement (the "Lock-up Agreement") which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.05 billion in secured term loans outstanding, which includes accrued but unpaid interest of $0.04 billion, under the Credit Facility. Under the terms of the Lock-up Agreement, the lenders will convert the outstanding $1.05 billion of secured syndicated debt into $300 million of senior secured debt, $100 million of convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The payment in-kind notes are convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the restructuring date. The senior secured debt and the secured payment in-kind notes each have a term of five years. The Lock-up Agreement enables the Company to use $68.5 million in proceeds from the January 1999 sale of the Company's aluminum assets and allows access to future asset sale proceeds of up to $24.5 million. The Lock-up Agreement also provides that the Board of Directors of the restructured Company will consist of nine directors, who will be nominated by the new 90% shareholders (i.e., the lenders). The nominees will include two members of the existing Board.

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

REFLECTING THESE EVENTS IN THE FINANCIAL STATEMENTS

     In preparing the Company's financial statements, management has assessed the degree to which the events or changes in circumstances impact the recoverability of the carrying amount of the Company's assets and the amounts owing to lenders and creditors.

     Generally accepted accounting principles require that the amounts owing to the Company's secured lenders as at March 31, 1999 not be adjusted to reflect the Lock-up Agreement described above as the Company continues to be bound by the provisions of its August 1997 credit agreement, as amended. If the proposed restructuring plan is approved by the courts, in accordance with the Lock-up Agreement, the restructuring of debt will give rise to a gain, net of related non-cash tax effects, that will be reported as income in 1999 at the time of plan implementation, in accordance with US generally accepted accounting principles. The amount of such gain cannot be predicted with assurance until the restructuring plan is finalized.

     The issuance of shares and restructuring of the Company's shareholders' equity (deficit) has also not been adjusted at March 31, 1999 to reflect the terms and conditions of the Lock-up Agreement.

(2) DISCONTINUED OPERATIONS (in thousands)

     In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper operations of its Metals Services business. The sale of certain aluminum operations included in the Non-Ferrous operations closed on January 11, 1999 for a total consideration of approximately $69,500. Certain of the copper and non-ferrous operations or assets are anticipated to be sold while the remainder of the operations in these segments will be closed during 1999. The proceeds from the sale are included on the Consolidated Balance Sheet as restricted cash (Note 3b) as the funds are held by the Company's lenders and to which the Company has access under the proceeds agreement dated April 5, 1999.

     Revenue from the Non-Ferrous and Copper operations, net of intercompany revenue, was $128,556 for the three months ended March 31, 1998. Loss from discontinued operations in the Consolidated Statement of Earnings is presented net of applicable income tax recovery of $9,518 for the three months ended March 31, 1998. No interest or general corporate overhead was allocated to these discontinued operations.

(3) OTHER CURRENT ASSETS (in thousands)

                                                    MARCH 31    DECEMBER 31
                                                      1999         1998
                                                    --------    -----------
Net current assets from discontinued
  operations(a).................................    $     --     $ 72,459
Restricted cash(b)..............................      96,377       28,423
Work in progress................................      22,457       23,018
Small parts and supplies........................      18,778       19,020
Prepaid expenditures............................      19,344       14,527
Other...........................................      24,861       23,867
                                                    --------     --------
                                                    $181,817     $181,314
                                                    ========     ========

(a) Net current assets from discontinued operations for December 31, 1998 include proceeds receivable of approximately $69,500 from the sale of the aluminum operations (Note 2).

(b) Restricted cash represents funds used as collateral for letters of credit, and proceeds from the sale of the aluminum operations received in 1999 which are currently held by the Company's lenders and to which the Company has access under the proceeds agreement dated April 5, 1999.

(4) OTHER ASSETS (in thousands)

                                                   MARCH 31     DECEMBER 31
                                                     1999          1998
                                                  ----------    -----------
Restricted investments(a).....................    $   29,912    $   31,016
Deferred financing costs......................           823           836
Investments...................................        19,055        18,837
Other intangibles.............................         8,839         9,052
Other.........................................        28,093        29,883
                                                  ----------    ----------
                                                  $   86,722    $   89,624
                                                  ==========    ==========

(a) Restricted investments support the Company's self-insurance program and are invested and managed by the Company's wholly-owned insurance subsidiary.

(5) ACCRUALS (in thousands)

     Accrued liabilities consist of the following:

                                                   MARCH 31     DECEMBER 31
                                                     1999          1998
                                                  ----------    -----------
Accrued employee compensation and benefit
  costs.......................................    $   38,289    $   40,936
Accrued insurance costs.......................        27,839        32,993
Accrued purchases.............................        25,651        21,993
Income taxes payable..........................        10,814         8,500
Accrued restructuring costs...................        17,286        17,520
Accrued other.................................        58,067        66,994
Net current liabilities of discontinued
  operations..................................        13,109            --
                                                  ----------    ----------
                                                  $  191,055    $  188,936
                                                  ==========    ==========

(6) LONG-TERM DEBT (in thousands)

                                                   MARCH 31     DECEMBER 31
                                                     1999          1998
                                                  ----------    -----------
Bank term loan(a).............................    $1,051,828    $1,025,253
Convertible subordinated debentures(b)........        25,609        25,609
Loans bearing interest at a weighted average
  fixed rate of 6.5% maturing at various dates
  up to 2020(d)...............................        14,500        14,686
Loans bearing interest at prime plus a
  weighted average floating rate of 0.8%
  maturing at various dates up to 2008........         5,754         4,037
Loans unsecured, bearing interest at a
  weighted average fixed rate of 7.1%,
  maturing at various dates up to 2005(c).....        23,613        23,681
Obligations under capital leases on equipment
  bearing interest at rates varying from 6% to
  12% maturing at various dates to 2004.......        12,401        13,295
Other.........................................         1,232         1,217
                                                  ----------    ----------
                                                   1,134,937     1,107,778
Less current maturities of long-term debt.....     1,114,090     1,084,959
                                                  ----------    ----------
                                                  $   20,847    $   22,819
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

    Since June 30, 1998, the Company has not been in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility is classified as a current liability on the Company's Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.

    Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company and its direct and indirect wholly-owned subsidiaries and are secured by a pledge of the issued and outstanding securities of the Company's direct and indirect wholly-owned subsidiaries, and a charge over the present and future assets of the Company and its direct and indirect wholly-owned subsidiaries. The Credit Facility bears interest based on a moving grid. At March 31, 1999, the interest rate was approximately 9.5% on these borrowings. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility.

     On April 26, 1999 the Company's lenders approved a Lock-up Agreement which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.05 billion in secured term loans outstanding, which includes accrued but unpaid interest of $0.04 billion, under the Credit

     Facility. Under the terms of the Lock-up Agreement, the lenders will convert the outstanding $1.05 billion of secured debt into $300 million of senior secured debt, $100 million of convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The secured payment in-kind notes are convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the restructuring date. The senior secured debt and the secured payment in-kind notes each have a term of five years. The Lock-up Agreement enables the Company to use $68,500 in proceeds from the January 1999 sale of the Company's aluminum assets and allows access to future asset sale proceeds of up to $24,500. The Lock-up Agreement also provides that the Board of Directors of the restructured Company will consist of nine directors, who will be nominated by the new 90% shareholders (i.e., the lenders). The nominees include two members of the existing Board of Directors. The Company has agreed to a reduction in the current facility from $1.2 billion to the current amount outstanding.

(b) On the acquisition of Allwaste, the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") which are due 2014. At any time up to and including June 1, 2014 the holder of any debenture will have the right to convert the principal amount of such debenture into common shares equal to the principal amount of the debenture surrendered for conversion divided by $19.5376. The debentures are redeemable for cash at the option of the Company. The debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the debenture issued, commencing June 1, 1999. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indenture. Interest accrued on the debenture as at March 31, 1999 is approximately $1,550. The amount of the debentures outstanding has been classified as a current liability on the Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.

(c) Included in the unsecured loans are promissory notes, relating to certain 1997 acquisitions, totalling $16,000 which were in default at March 31, 1999 and December 31, 1998 and have been classified as a current liability on the Company's Consolidated Balance Sheets. Principal repayments which were required on these notes in 1998 and 1999 were not made, causing a default under provisions of the promissory note.

(d) Included in the fixed rate secured loans are industrial development bonds totalling $7,700 which were in default at March 31, 1999 and December 31, 1998 since principal repayments required were not made.

(7) SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except number of shares)

                                                   MARCH 31     DECEMBER 31
                                                     1999          1998
                                                  ----------    -----------
Share capital.................................    $1,351,482    $1,351,482
Retained earnings (deficit)...................    (1,715,043)   (1,673,146)
Cumulative foreign currency translation
  adjustment..................................       (71,198)      (71,461)
                                                  ----------    ----------
                                                  $ (434,759)   $ (393,125)
                                                  ==========    ==========

     The issued capital of the Company is comprised of 131,144,013 common shares (December 31, 1998 -- 131,144,013).

(8) CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                     --------------------
                                                       1999        1998
                                                     --------    --------
Accounts receivable..............................    $  6,361    $(30,270)
Inventory for resale.............................      (2,420)      6,790
Other............................................      14,107     (31,143)
Accounts payable and accrued liabilities.........     (13,467)    (29,077)
Income taxes.....................................         130         310
                                                     --------    --------
Changes in non-cash working capital..............    $  4,711    $(83,390)
                                                     ========    ========

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 1999 and 1998 are as follows:

                                                             MARCH 31
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
Supplemental Disclosures:
Interest paid......................................     $  740     $16,375
Income taxes paid..................................      1,905          --
Non Cash Transactions:
Capital leases and debt obligations for the
  purchase of property and equipment...............         --       2,764
Debt and liabilities incurred or assumed in
  acquisitions.....................................         --         189

(9) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY

     The American Institute of Certified Public Accountants has issued Statement of Position 98.5 "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998. This statement requires that all pre-operating costs be expensed as incurred. The statement also requires that upon initial application any previous pre-operating costs that had been deferred be expensed and reported as a cumulative effect of a change in accounting principle.

(10) COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                     --------------------
                                                       1999        1998
                                                     --------    --------
Net loss for the period -basic and diluted.......    $(41,897)   $   (565)
                                                     ========    ========
Number of common shares outstanding..............     131,144     131,122
                                                     --------    --------
Effect of using weighted average common shares
  outstanding....................................          --         (30)
                                                     --------    --------
Basic and diluted weighted average number of
  common shares outstanding......................    $131,144    $131,092
                                                     ========    ========

(11) COMPREHENSIVE INCOME (in thousands)

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the Company is as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                       ------------------
                                                         1999       1998
                                                       --------    ------
Net loss...........................................    $(41,897)   $ (565)
Other comprehensive income, net of tax:
Translations adjustments...........................         263     2,411
                                                       --------    ------
Comprehensive income (loss)........................    $(41,634)   $1,846
                                                       ========    ======

(12) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. The effect on the Company of the adoption of this standard is not anticipated to be material.

(13) SEGMENTED INFORMATION (in thousands)

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

                                                               THREE MONTHS ENDED MARCH 31, 1999
                                   -----------------------------------------------------------------------------------------
                                                              INDUSTRIAL                            CORPORATE
                                   BY-PRODUCTS   UTILITIES    OUTSOURCING    FERROUS                   AND
                                    RECOVERY     MANAGEMENT    SERVICES      SERVICES      IMS     ELIMINATIONS     TOTAL
                                   -----------   ----------   -----------   ----------   -------   ------------   ----------
Revenue..........................   $ 39,960      $22,072     $  218,335    $   92,680   $ 5,967    $      --     $  379,014
Income (loss) from operations....        127       (1,360)         4,136           508    (1,241)     (14,959)       (12,789)
Total assets.....................    167,428       78,014      1,160,158       285,264    15,065     (571,050)     1,134,879
Depreciation and amortization....      2,342          846          7,849         3,675       194          657         15,563
Capital expenditures.............         --          834          3,652         3,048       149          531          8,214
Equity investments...............         --           --          7,891         3,959        --        4,743         16,593

                                                               THREE MONTHS ENDED MARCH 31, 1998
                                   -----------------------------------------------------------------------------------------
                                                              INDUSTRIAL                            CORPORATE
                                   BY-PRODUCTS   UTILITIES    OUTSOURCING    FERROUS                   AND
                                    RECOVERY     MANAGEMENT    SERVICES      SERVICES      IMS     ELIMINATIONS     TOTAL
                                   -----------   ----------   -----------   ----------   -------   ------------   ----------
Revenue..........................   $ 44,612      $ 9,538     $  232,707    $  252,484   $ 8,334    $      --     $  547,675
Income (loss) from operations....     (3,352)         159         13,953        14,598       516       (7,378)        18,496
Total assets.....................    191,694       54,898      1,749,782     1,001,778    24,400     (285,853)     2,736,699
Depreciation and amortization....      2,477          544         11,836         7,015       315        3,336         25,523
Capital expenditures.............         --          549         14,173         8,233       887          245         24,087
Equity investments...............         --           --         33,061         3,167        --           --         36,228

     The geographical segmentation of the Company's business is as follows:

                                              THREE MONTHS ENDED
                                 ---------------------------------------------
                                    MARCH 31, 1999          MARCH 31, 1998
                                 ---------------------   ---------------------
                                            LONG-LIVED              LONG-LIVED
                                 REVENUE      ASSETS     REVENUE      ASSETS
                                 --------   ----------   --------   ----------
Canada........................   $ 51,615    $131,843    $ 73,360    $121,632
United States.................    303,314     305,975     445,509     368,964
Europe........................     24,085      62,072      28,806      77,438
                                 --------    --------    --------    --------
                                 $379,014    $499,890    $547,675    $568,034
                                 ========    ========    ========    ========

(14) CONTINGENCIES (in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations since its business is based on compliance with environmental laws and regulations.

     Certain of the Company's facilities are contaminated primarily as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $68,036 (December 31, 1998 -- $66,097).

     As well, certain subsidiaries acquired by the Company have been named as potentially responsible or liable parties in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of the cases, the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of the liability to remediate these sites at $20,827 (December 31, 1998 -$20,827).

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                     MARCH 31    DECEMBER 31
                                                       1999         1998
                                                     --------    -----------
Net current assets from discontinued
  operations.....................................    $ 1,400       $ 1,400
Net long-term assets from discontinued
  operations.....................................      1,980         1,980
Accrued liabilities..............................      7,686         7,051
Accrued environmental costs......................     77,797        76,493
                                                     -------       -------
                                                     $88,863       $86,924
                                                     =======       =======

     If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations of up to $35,000.

(b) Various class actions have been filed against the Company, certain of its past and present directors and officers, the underwriters of the Company's 1997 public offering and the Company's auditors. Each action alleges that the Company's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of the Company's common shares. On June 2, 1998 the Judicial Panel on Multidistrict Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of New York. On July 23, 1998, two pre-trial orders of the District Court were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a motion for an order dismissing the class action on the grounds of forum non conveniens. On May 12, 1999, the Company received notice that the United States District Court, Southern District of New York, ruled in favour of the Company's motion to dismiss the U.S. plaintiffs' consolidated and amended class action complaint on forum non conveniens grounds. The District Court declined to assume jurisdiction over the complaint on the grounds that Ontario provides an adequate alternative forum for litigation of the class action plaintiff's claims, and ruled that adjudication in Ontario would be more convenient and best serve the public interest.

     Similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. Philip acquired these companies in October of 1997 and issued the Company's common shares in partial payment of the purchase price. The claims allege that the Company's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or, alternatively, a violation of US securities laws.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors. The claim was brought on behalf of persons in Canada who purchased common shares of the Company between November 6, 1997 and December 18, 1997 and also seeks damages on behalf of persons in Canada who purchased common shares between May 21, 1996 and April 23, 1998. The claim contains various allegations that are similar in nature to those made in the US class action claims.

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

(c) In January 1999, Exxon Chemical Company ("Exxon") asserted a claim against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. In addition, in March 1999, Westlake PetroChemicals Corporation ("Westlake") commenced an action against Piping Companies, Inc. ("PCI"), an indirect wholly owned subsidiary of the Company, alleging that welding work conducted by PCI in December 1995 was defective and gave rise to a fire which caused considerable damage to Westlake's Sulfur, Louisiana ethylene plant. The Company has conducted a preliminary review of these claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. The Company intends to vigorously defend the claims and believes that it has insurance coverage for such claims. There can be no assurance, though, that the outcome of the claims will not have a material adverse effect upon the financial condition or results of operations of the Company.

(d) In November 1998, the Company ceased paying interest on its $1.05 billion in outstanding secured syndicated debt, which includes accrued but unpaid interest of $0.04 billion, and stopped making payments on certain other unsecured debt and contractual obligations ("the Unsecured Obligations"). The Company may not have a defense to claims asserted or actions commenced for the payment of these obligations, or compliance with such contracts. The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company whereby outstanding syndicated debt of $1.05 billion will be converted into $300 million of senior secured debt, $100 million in convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The Company is preparing a pre-packaged plan of reorganization which it expects to file under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies' Creditors Arrangement Act. The filing of a pre-packaged plan of reorganization is subject to the fulfillment of certain conditions. There can be no assurance that the pre-packaged plan of reorganization will be filed and if filed, that it will be approved by the required stakeholders and the courts having jurisdiction over such matters. If the pre-packaged plan of reorganization is not approved, there can be no assurance that the Company will continue as a going concern. The Company is seeking to impair the Unsecured Obligations as part of the US and Canadian pre-packaged plan of reorganization filings. There can be no assurance that the Unsecured Obligations will be resolved as part of the Company's pre-packaged plan of reorganization. If not resolved, the Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

(e) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

(15)  SUBSEQUENT EVENT (in thousands)

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

                             PHILIP SERVICES CORP.

PART 1, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three months ended March 31, 1999 and 1998 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The Company reports in US dollars and in accordance with US generally accepted accounting principles.

     The Company has not been in compliance with the provisions of its credit agreement since June 30, 1998. On April 26, 1999 the Company's lending syndicate approved a lock-up agreement ("Lock-up Agreement") which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.05 billion in secured term loans outstanding, which includes accrued but unpaid interest of $0.04 billion, under the Credit Facility. As a result of the financial uncertainty surrounding the Company, the results of operations for the first quarter of 1999 were significantly impacted by actions to retain customers, suppliers' tightening trade terms and employee attrition. Until this uncertainty is removed and the new capital and debt structure is in place, the reported financial information discussed herein may not be necessarily indicative of future operating results or future financial condition.

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

     The Company's operating expenses include direct labour, indirect labour, payroll related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force. Professional fees related to restructuring of the Company have been included in selling, general and administrative expenses in 1998 and 1999.

DISCONTINUED OPERATIONS AND DIVESTITURES

     In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper Operations of its Metals Services business. A sale of certain of the aluminum operations included in Non-Ferrous Operations closed on January 11, 1999 for a total consideration of approximately $69.5 million. Certain copper and non-ferrous operations or assets are anticipated to be sold and the remainder of the operations in these segments will be closed during 1999.

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

                                                      THREE MONTHS ENDED MARCH 31
                                                              ($ MILLIONS)
                                                    --------------------------------
                                                         1999              1998
                                                    --------------    --------------
Revenue.........................................    $379.0    100%    $547.7    100%
Operating expenses..............................     323.7     85%     453.4     83%
Selling, general and administrative costs.......      52.5     14%      50.3      9%
Depreciation and amortization...................      15.6      4%      25.5      5%
                                                    ------    ----    ------    ----
Income (loss) from operations...................     (12.8)    (3%)     18.5      3%
Interest expense................................      26.9      7%      15.0      2%
Other income and expense-net....................      (1.7)     --     (16.1)    (3%)
Cumulative effect of change in accounting
  principle.....................................       1.8      --        --      --
                                                    ------    ----    ------    ----
Earnings (loss) from continuing operations
  before tax....................................     (39.8)   (10%)     19.6      4%
Income taxes....................................       2.1     (1%)      5.4      1%
                                                    ------    ----    ------    ----
Earnings (loss) from continuing operations......     (41.9)   (11%)     14.2      3%
Discontinued operations (net of tax)............        --      --     (14.8)    (3%)
                                                    ------    ----    ------    ----
Net loss........................................    $(41.9)   (11%)   $ (0.6)     --
                                                    ======    ====    ======    ====

EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended March 31, 1999, the Company incurred a loss from continuing operations of $41.9 million or $0.32 per share. This compares to earnings from continuing operations of $14.2 million or $0.11 per share for the three months ended March 31, 1998.

OPERATING RESULTS

     The operating results for the Metals Services Group reflect the following:

                                                           THREE MONTHS ENDED MARCH 31 ($MILLIONS)
                                                        ----------------------------------------------
                                                                 1999                    1998
                                                        ----------------------   ---------------------
                                                        FERROUS   IMS    TOTAL   FERROUS   IMS   TOTAL
                                                        -------   ----   -----   -------   ---   -----
Revenue...............................................   92.7      5.9   98.6     252.6    8.3   260.9
Income (loss) from operations.........................    0.5     (1.2)  (0.7)     14.6    0.5    15.1

     The decrease in revenue for the ferrous operations of $159.9 million for the three months ended March 31, 1999 compared to the same period of 1998 was due to the sale of the steel distribution business in July 1998 and a reduction in the average selling price of ferrous scrap from $147 per ton in the first quarter of 1998 to $98 per ton in the first quarter of 1999. In addition, the ferrous operations' volumes have been adversely impacted by the negative financial situation of the Company. Income from operations as a percentage of revenue, which was 0.5% for the three months ended March 31, 1999 compared to 5.8% for the three months ended March 31, 1998, reflects the change in lower prices and volumes.

     The revenue from the Industrial Metals Services operations decreased $2.4 million in the first quarter of 1999 compared to the first quarter of 1998. Income (loss) from operations as a percentage of revenue was (20.0%) for the three months ended March 31, 1999, compared to 6% for the three months ended March 31, 1998 resulting from the failure to bring to fruition development projects due to the Company's financial uncertainty.

     The operating results for the Industrial Services Group reflect the following:

                                                    THREE MONTHS ENDED MARCH 31, 1999 ($MILLIONS)
                                                    ----------------------------------------------
                                                                               INDUSTRIAL
                                                    BY-PRODUCTS   UTILITIES    OUTSOURCING
                                                     RECOVERY     MANAGEMENT    SERVICES     TOTAL
                                                    -----------   ----------   -----------   -----
Revenue..........................................       40.0         22.1         218.3      280.4
Income (loss) from operations....................        0.1         (1.4)          4.2        2.9

                                                    THREE MONTHS ENDED MARCH 31, 1998 ($MILLIONS)
                                                    ----------------------------------------------
                                                                               INDUSTRIAL
                                                    BY-PRODUCTS   UTILITIES    OUTSOURCING
                                                     RECOVERY     MANAGEMENT    SERVICES     TOTAL
                                                    -----------   ----------   -----------   -----
Revenue..........................................       44.6          9.5         232.7      286.8
Income (loss) from operations....................       (3.3)         0.2          13.9       10.8

     The revenue for the first quarter of 1999 for the By-Products Recovery group was not significantly different than the revenue recorded for the same period in the prior year, however profitability of the operations has improved. Certain operations which were operating at a loss in 1998 have now been closed or restructured.

     The increase in revenue from Utilities Management of $12.6 million for the three months ended March 31, 1999 was due primarily to acquisitions in 1998. Income (loss) from operations as a percentage of revenue was (6.3%) for the three months ended March 31, 1999 compared to 2% for the three months ended March 31, 1998 due primarily to increased costs at certain sites acquired in 1998.

     Income from operations as a percentage of revenue for the Industrial Outsourcing Services operations was 1.9% for the three months ended March 31, 1999 compared with 6% for the three months ended March 31, 1998 due to margin deterioration, given competitive market pressures and the negative impact of the financial instability of the Company. In addition, while oil and gas prices have been depressed, customers in this industry have elected to postpone significant maintenance and capital expenditures, including turnaround projects, which has reduced both revenue and profitability.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs as a percentage of revenue increased to 14% for the three months ended March 31, 1999 compared to 9% over the same period in 1998 primarily due to professional fees of $7.1 million related to the financial restructuring in the first quarter of 1999, $1.6 million related to Year 2000 costs and a reduction in revenue caused by the decrease in ferrous scrap selling prices in the first quarter of 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill for the three months ended March 31, 1999 was $15.6 million, representing a decrease of $9.9 million or 39% over the same period in 1998. This decrease was due to the write-offs of goodwill and fixed assets of $1.1 billion during 1998.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 1999 was $26.9 million, representing an increase of $11.9 million or 79% over the same period in 1998. This increase was partially attributable to increased borrowings to finance the Company's working capital requirements. Also, a portion of the increase in interest expense can be attributed to increased borrowing rates in 1999 both from increases in the prime rate and an increase of 100 basis points in the June 1998 amendment to the Credit Facility. Although the Company suspended payments of interest under the Credit Facility in November 1998, all amounts owing were expensed and included in the balance of the bank term loan as at March 31, 1999.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the three months ended March 31, 1999 consists of interest income and equity income on investments.

     Other income and expense -- net for the three months ended March 31, 1998 consists primarily of net proceeds on the termination of the merger agreement to acquire Safety Kleen Corp. of $14.7 million.

INCOME TAXES

     The Company is required to record a valuation allowance for deferred tax assets when management believes it is more likely than not that the asset will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it is more likely than not that the Company will not realize the benefit of the Canadian and US deferred tax debits which arose in the three months ended March 31, 1999. The Company's plan to restructure the secured bank term loans in 1999 in accordance with the Lock-up Agreement indicated in Note 1 to the Consolidated Financial Statements appearing elsewhere herein, may result in a gain that will be sufficient to utilize the deferred tax assets. However, given that this gain is contingent on Court confirmation, the Company has not recorded the gain nor the related deferred tax assets. The valuation allowance recorded as of March 31, 1999 is $224 million.

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

     Since June 30, 1998, the Company has not been in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of the Credit Facility, the debt outstanding under the Credit Facility is classified as a current liability on the Company's Consolidated Balance Sheets at March 31, 1999 and December 31, 1998. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility.

     On April 26, 1999, the Company's lending syndicate approved a Lock-up Agreement which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.05 billion in secured term loans outstanding, which includes accrued but unpaid interest of $0.04 billion, under the Credit Facility. Under the terms of the Lock-up Agreement, the lenders will convert the outstanding $1.05 billion of secured debt into $300 million of senior secured debt, $100 million of convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The secured payment in-kind notes are convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the restructuring date. The senior secured debt and the secured payment in-kind notes each have a term of five years. The Lock-up Agreement enables the Company to use $68.5 million in proceeds from the January 1999 sale of the Company's aluminum assets and allows access to future asset sale proceeds of up to $24.5 million. The Lock-up Agreement also provides that the Board of Directors of the restructured Company will consist of nine directors, who will be nominated by the new 90 % shareholders (i.e., the lenders). The nominees will include two members of the existing Board of Directors. The Company has agreed to a reduction in the Credit Facility from $1.2 billion to the current amount outstanding.

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

     On the acquisition of Allwaste, the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") totalling $25.6 million which are due 2014. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indentures. Interest accrued on the debenture as at March 31, 1999 is approximately $1,550. The amount of the debentures outstanding has been classified as a current liability on the Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.

     Unsecured loans relating to certain 1997 acquisitions totalling $16,000 were in default as at March 31, 1999 and December 31, 1998, since principal repayments required on these notes in 1998 were not made, and therefore, the loans have been classified as a current liability on the Company's Consolidated Balance Sheets.

     Fixed rate secured loans include industrial development bonds totalling $7,700 which were in default as at March 31, 1999 and December 31, 1998 since principal repayments required were not made.

     The Company believes that cash generated from operations and the proceeds from the sale of operations together with amounts available under the debtor-in possession/working capital facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $8.2 million for the three month period ending March 31, 1999 compared to $24.1 million for the same period in 1998.

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

     Enterprise applications include both purchased and custom developed software packages that are used at multiple sites within the Company. Supply chain addresses both the Company's customers and suppliers. The Company has developed and implemented a program to communicate and co-ordinate with key customers, including responding to several surveys and audits. A program to identify critical vendors and track their progress towards Year 2000 readiness has been developed. Site equipment includes industrial equipment, instrumentation, stand-alone computer hardware, software, and building infrastructure at the site level. Computer and network infrastructure deals with the local area network, wide area network, file servers and network components that connect the Company's critical applications.

     The Company has largely completed the awareness, inventory, and assessment phases of the Year 2000 project and initiated the planning, remediation, testing, and implementation phases in a parallel manner across all four of the above mentioned areas.

COSTS

     The total costs for the three months ended March 31, 1999 for the Year 2000 project were $1.6 million and all costs were expensed as incurred. Management has estimated the balance of the costs to complete the project to be approximately $13 million including approximately $6 million in costs for software and hardware upgrades based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. The effect on the Company of the adoption of this standard is not anticipated to be material.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. When used in this document, the words "anticipate," "believe" "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others: (1) ability to continue as a going concern is dependent upon restructuring; (2) disruption of operations due to restructuring; (3) control of the restructured Company's Board of Directors by the Company's lending syndicate; (4) effect of financial uncertainty on future operating results; (5) outcome of legal proceedings may have a material adverse effect on results of operations; (6) common shares may be delisted by the New York Stock Exchange; (7) risks associated with acquisitions including potential future liabilities; (8) heightened competition, including the intensification of price competition and the entry of new competitors; (9) dependence on outsourcing and vendor reduction trends; (10) environmental and regulatory risks; (11) closure costs for the Company's operating sites may exceed bonding amounts; (12) loss of key employees; (13) commodity price and credit risks; (14) failure to obtain new customers or retain existing customers; (15) general economic and business conditions which are less favourable than expected; (16) the Year 2000 issue and (17) unanticipated changes in industry trends. These factors and other risks are discussed in the Company's Form 10-K for the fiscal year ended December 31, 1998 as well as from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Philip does not intend, and does not assume any obligation, to update these forward-looking statements.

                     PHILIP SERVICES CORP. AND SUBSIDIARIES

PART I, ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In 1999, the use of derivative instruments has been limited.

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

INTEREST RATE RISK

     Substantially all of the Company's long-term debt bears interest at a floating rate determined based on the US prime lending rate. At March 31, 1999, the Company had $80 million of interest rate swaps outstanding. These swaps effectively change the floating interest rate on $80 million of long-term debt to a 6.95% fixed rate through the period ending July 1999. Based on the $1.1 billion of long-term and short-term debt outstanding at December 31, 1998, a 1% change in the interest rates is estimated to change the loss from continuing operations before tax by $9.0 million, net of the effect of the interest rate swap.

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

     Prices for the Ferrous operations of the Metals Services group are set and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services group. In 1998, the Company's average selling price of ferrous scrap fell 46% to approximately $82 per ton at December 31, 1998. In the first quarter of 1999, the average selling price of ferrous scrap increased 19.5% to $98 per ton. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and maintaining relatively low inventories of scrap and processed materials. Based on results of the Ferrous operations for the first quarter of 1999, a 10% change in the price of ferrous scrap is estimated to change the Company's loss from continuing operations before tax by $3.1 million.

                     PHILIP SERVICES CORP. AND SUBSIDIARIES

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

3(A)

     Various class actions have been filed against the Company, certain of its past and present directors and officers, the underwriters of the Company's 1997 public offering and the Company's auditors. Each action alleges that the Company's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of the Company's common shares. On June 2, 1998, the Judicial Panel on Multidistrict Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of New York. On July 23, 1998, two pre-trial orders of the District Court were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a motion for an order dismissing the class action on the grounds of forum non conveniens. On May 12, 1999, the Company received notice that the United States District Court, Southern District of New York, ruled in favour of the Company's motion to dismiss the U.S. plaintiffs' consolidated and amended class action complaint on forum non conveniens grounds. The District Court declined to assume jurisdiction over the complaint on the grounds that Ontario provides an adequate alternative forum for litigation of the class action plaintiff's claims, and ruled that adjudication in Ontario would be more convenient and best serve the public interest.

     Similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies and the Southern-Foundry Supply group of companies. Philip acquired these companies in October 1997 and issued the Company's common shares in partial payment of the purchase price. The claims allege that the Company's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or, alternatively, a violation of U.S. securities laws.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors. The claim was brought on behalf of persons in Canada who purchased common shares of the Company between November 6, 1997 and December 18, 1997, and also seeks damages on behalf of persons in Canada who purchased common shares between May 21, 1996 and April 23, 1998. The claim contains various allegations that are similar in nature to those made in the U.S. class action claims.

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

3(D)

     In November 1998, the Company ceased paying interest on its $1.05 billion in outstanding secured syndicated debt, which includes accrued but unpaid interest of $0.04 billion, and stopped making payments on certain other unsecured debt and contractual obligations (the "Unsecured Obligations"). The Company may not have a defense to claims asserted or actions commenced for the payment of these obligations, or compliance with such contracts. The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company whereby outstanding syndicated debt of $1.05 billion will be converted into $300 million of senior secured debt and $100 million in convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The Company is preparing a pre-packaged plan of reorganization which it expects to file under Chapter 11 of the United States Bankruptcy Code and in Canada under the Companies Creditors Arrangement Act. The filing of a pre-packaged plan of reorganization is subject to the fulfillment of certain conditions. There can be no assurance that the pre-packaged plan of reorganization will be filed and if filed, that it will be approved by the registered stakeholders and the courts having jurisdiction over such matters. If the pre-packaged plan of reorganization is not approved, there can be no assurance that the Company will continue as a going concern. The Company is seeking to impair the Unsecured Obligations as part of the US and Canadian pre-packaged plan of reorganization filings. There can be no assurance that the Unsecured Obligations will be resolved as part of the Company's pre-packaged plan of reorganization. If not resolved, Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 2:  CHANGES IN SECURITIES

     None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Since June 30, 1998, the Company has not been in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company is not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility is classified as a current liability on the Company's Consolidated Balance Sheets.

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

     On April 26, 1999 the Company's lending syndicate approved a Lock-up Agreement which sets forth a new capital structure for the Company and the conditions that govern the restructuring of $1.05 billion outstanding, which includes accrued but unpaid interest of $0.04 billion, under the Credit Facility. Under the terms of the Lock-up Agreement, the lenders will convert the outstanding $1.05 billion of secured debt into $300 million of senior secured debt, $100 million of convertible secured payment in-kind notes and 90% of the common shares of the restructured Company. The secured payment in-kind notes are convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the restructuring date. The senior secured debt and the secured payment in-kind notes each have a term of five years. The Lock-up Agreement enables the Company to use $68.5 million in proceeds from the January 1999 sale of the Company's aluminum assets and allows access to future asset sale proceeds of up to $24.5 million. The Lock-up Agreement also provides that the Board of Directors of the restructured Company will consist of nine directors, who will be nominated by the new 90% shareholders (i.e., the lenders). The nominees include two members of the existing Board of Directors. The Company has agreed that the existing facility will be reduced from $1.2 billion to the current amount outstanding.

     On the acquisition of Allwaste, the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") of $25.6 million which are due 2014. At any time up to and including June 1, 2014. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created default under the indenture. Interest accrued on the debenture as at March 31, 1999 is approximately $1.55 million. The amount of the debentures outstanding has been classified as a current liability on the Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.

     The unsecured loans disclosed in long-term debt include promissory notes relating to certain 1997 acquisitions totalling $16.0 million which were in default at March 31, 1999 and December 31, 1998 and have been classified as a current liability on the Company's Consolidated Balance Sheets. Principal repayments which were required on these notes in 1998 and 1999 were not made, causing a default under provisions of the promissory note.

     The fixed rate secured loans include industrial development bonds totalling $7.7 million which are in default as at March 31, 1999 and December 31, 1998 since principal repayments required were not made.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the first quarter of the fiscal year ending December 31, 1999.

ITEM 5:  OTHER INFORMATION

     None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
--------   ------------------------------------------------------------
 3.1 *     Articles of Amalgamation of Lincoln Waste Management Inc.
           (previous name of the Registrant) dated April 15, 1991
 3.2 *     Articles of Amendment of the Registrant dated June 26, 1991
 3.3 *     Articles of Amendment of the Registrant dated July 10, 1991
 3.4 *     Articles of Amendment of the Registrant dated May 22, 1997
 3.5 *     Bylaws of Lincoln Waste Management Inc. (previous name of
           the Registrant) dated August 16, 1990
 4.1 *     Indenture dated as of June 1, 1989, 7 1/4% Convertible
           Subordinated Debentures due 2014 between Allwaste, Inc. and
           Texas Commerce Trust Company of New York
 4.2 *     First Supplemental Indenture dated as of July 30, 1997
           supplementing and amending the June 1, 1989 Indenture
 4.3 *     Specimen of Common Stock Certificate
10.1 *     1991 Stock Option Plan
10.2 *     1997 Amended and Restated Stock Option Plan
10.3 +     Credit Agreement dated as of August 11, 1997 among Philip
           Services Corp., Philip Environmental (Delaware), Inc.,
           Canadian Imperial Bank of Commerce, Bankers Trust Company,
           Dresdner Bank of Canada, Dresdner Bank AG/New York/ New York
           Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
10.4 *     Amending Agreement No. 1 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
10.5 *     Amending Agreement No. 2 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
10.6 **    Amending Agreement No. 3 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998
10.7 ***   Amending Agreement No. 4 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998
10.8 (o)   Amending Agreement No. 5 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998
10.9 (o)   Lock-up Agreement dated as of April 5, 1999 among Philip
           Services Corp. and certain lenders of Philip Services
           Corp.'s lending syndicate
10.10(o)   Proceeds Agreement dated as of April 5, 1999 among Canadian
           Imperial Bank of Commerce, in its capacity as Administrative
           Agent, Philip Services Corp. and certain subsidiaries of
           Philip Services Corp.
21(o)      Subsidiaries of the Registrant
27         Financial Data Schedule

---------------

+ incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36549)
* incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
** incorporated by reference to the exhibits filed with the Company's Quarterly Report for the three months ended June 30, 1998.
*** incorporated by reference to the exhibits filed with the Company's Quarterly
    Report for the three months ended September 30, 1998.
(o) incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(B) REPORTS ON FORM 8-K

     Form 8-K dated January 12, 1999 relating to the Company's press release in relation to a negotiated term sheet with a sub-committee of the Steering Committee of the Company's lending syndicate.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Philip Services Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP SERVICES CORP.

                                                     /s/  PHILLIP WIDMAN
                                          By:
                                          --------------------------------------

                                                       Phillip Widman
                                                Executive Vice President and
                                                  Chief Financial Officer

Dated: May 17, 1999

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
--------   ------------------------------------------------------------
 3.1 *     Articles of Amalgamation of Lincoln Waste Management Inc.
           (previous name of the Registrant) dated April 15, 1991
 3.2 *     Articles of Amendment of the Registrant dated June 26, 1991
 3.3 *     Articles of Amendment of the Registrant dated July 10, 1991
 3.4 *     Articles of Amendment of the Registrant dated May 22, 1997
 3.5 *     Bylaws of Lincoln Waste Management Inc. (previous name of
           the Registrant) dated August 16, 1990
 4.1 *     Indenture dated as of June 1, 1989, 7 1/4% Convertible
           Subordinated Debentures due 2014 between Allwaste, Inc. and
           Texas Commerce Trust Company of New York
 4.2 *     First Supplemental Indenture dated as of July 30, 1997
           supplementing and amending the June 1, 1989 Indenture
 4.3 *     Specimen of Common Stock Certificate
10.1 *     1991 Stock Option Plan
10.2 *     1997 Amended and Restated Stock Option Plan
10.3 +     Credit Agreement dated as of August 11, 1997 among Philip
           Services Corp., Philip Environmental (Delaware), Inc.,
           Canadian Imperial Bank of Commerce, Bankers Trust Company,
           Dresdner Bank of Canada, Dresdner Bank AG/New York/ New York
           Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
10.4 *     Amending Agreement No. 1 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
10.5 *     Amending Agreement No. 2 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
10.6 **    Amending Agreement No. 3 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998
10.7 ***   Amending Agreement No. 4 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998
10.8 (o)   Amending Agreement No. 5 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998
10.9 (o)   Lock-up Agreement dated as of April 5, 1999 among Philip
           Services Corp. and certain lenders of Philip Services
           Corp.'s lending syndicate
10.10(o)   Proceeds Agreement dated as of April 5, 1999 among Canadian
           Imperial Bank of Commerce, in its capacity as Administrative
           Agent, Philip Services Corp. and certain subsidiaries of
           Philip Services Corp.
21(o)      Subsidiaries of the Registrant
27         Financial Data Schedule

---------------

+ incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36549)
* incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
** incorporated by reference to the exhibits filed with the Company's Quarterly Report for the three months ended June 30, 1998.
*** incorporated by reference to the exhibits filed with the Company's Quarterly
    Report for the three months ended September 30, 1998.
(o) incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.