Form 10-Q
period 1999-06-30
PHILIP SERVICES CORP
filed 1999-08-16
CIK 894076

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                         Commission file number 0-20854

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

     The number of shares of Common Shares of the Registrant, outstanding at August 12, 1999 was 131,144,013.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REPORT INDEX

PART AND ITEM NO.                                             PAGE NO.
-----------------                                             --------
PART I -- Financial Information
  Item 1 -- Financial Statements
             Consolidated Balance Sheets as of June 30, 1999
             (unaudited) and
                December 31, 1998...........................         2
             Consolidated Statements of Earnings for the
             Three and Six Months Ended
                June 30, 1999 and June 30,
             1998(unaudited)................................         3
             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and June 30,
             1998 (unaudited)...............................         4
             Notes to Consolidated Financial Statements
             (unaudited)....................................         5
  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...        19
  Item 3 -- Quantitative and Qualitative Disclosures About
     Market Risk............................................        28
PART II -- Other Information
  Item 1 -- Legal Proceedings...............................        29
  Item 2 -- Changes in Securities...........................        32
  Item 3 -- Defaults upon Senior Securities.................        32
  Item 4 -- Submission of Matters to a Vote of Securities
     Holders................................................        33
  Item 5 -- Other Information...............................        33
  Item 6 -- Exhibits and Reports on Form 8-K................        33
  Signature.................................................        36

                             PHILIP SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                  JUNE 30      DECEMBER 31
                                                                   1999           1998
                                                                -----------    -----------
                                                                (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and equivalents......................................    $   75,938     $   60,727
  Accounts receivable (net of allowance for doubtful
     accounts of $23,110; December 31, 1998 -- $24,354).....       276,661        302,204
  Inventory for resale......................................        33,607         32,633
  Other current assets......................................       158,661        185,390
                                                                ----------     ----------
                                                                   544,867        580,954
Fixed assets................................................       389,072        416,936
Other assets................................................        81,844        100,967
                                                                ----------     ----------
                                                                $1,015,783     $1,098,857
                                                                ==========     ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise:
  Current Liabilities:
     Accounts payable.......................................    $   85,493     $   86,584
     Accrued liabilities....................................       120,234        182,707
     Current maturities of long-term debt...................        15,856      1,083,831
                                                                ----------     ----------
                                                                   221,583      1,353,122
  Long-term debt............................................         8,906         13,715
  Deferred income taxes.....................................        18,018         15,982
  Other liabilities.........................................        96,442        109,163
Liabilities Subject to Compromise (Note 6)..................     1,128,911             --
Contingencies
Shareholders' equity (deficit)..............................      (458,077)      (393,125)
                                                                ----------     ----------
                                                                $1,015,783     $1,098,857
                                                                ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                      (IN THOUSANDS OF US DOLLARS, EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                  ENDED JUNE 30             ENDED JUNE 30
                                               --------------------    -----------------------
                                                 1999        1998        1999          1998
                                               --------    --------    ---------    ----------
Revenue....................................    $340,472    $544,635    $ 697,414    $1,082,772
Operating expenses.........................     296,401     456,813      600,386       903,092
Selling, general and administrative
  costs....................................      50,408      57,896      100,077       106,438
Depreciation and amortization..............      13,688      24,799       28,405        49,778
                                               --------    --------    ---------    ----------
Income (loss) from operations..............     (20,025)      5,127      (31,454)       23,464
Interest expense...........................      25,375      18,156       51,899        33,022
Other income and expense -- net............        (686)     (2,501)      (1,428)      (18,465)
Cumulative effect of change in accounting
  principle (Note 10)......................          --          --        1,543            --
                                               --------    --------    ---------    ----------
Earnings (loss) from continuing operations
  before tax and reorganization costs......     (44,714)    (10,528)     (83,468)        8,907
Reorganization costs (Note 11).............      14,324          --       14,324            --
Income taxes...............................       2,650      (7,488)       4,350        (2,217)
                                               --------    --------    ---------    ----------
Earnings (loss) from continuing
  operations...............................     (61,688)     (3,040)    (102,142)       11,124
Discontinued operations (net of tax)
 (Note 2)..................................      39,175     (69,973)      37,732       (84,702)
                                               --------    --------    ---------    ----------
Net loss...................................    $(22,513)   $(73,013)   $ (64,410)   $  (73,578)
                                               ========    ========    =========    ==========
Basic and diluted earnings (loss) per share
  Continuing operations....................    $  (0.47)   $  (0.02)   $   (0.78)   $     0.09
  Discontinued operations..................        0.30       (0.54)        0.29         (0.65)
                                               --------    --------    ---------    ----------
                                               $  (0.17)   $  (0.56)   $   (0.49)   $    (0.56)
                                               ========    ========    =========    ==========
Weighted average number of common shares
  outstanding (000's)......................     131,144     131,141      131,144       131,117
                                               ========    ========    =========    ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED IN THOUSANDS OF US DOLLARS)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
OPERATING ACTIVITIES
Net earnings (loss) from continuing operations..............    $(102,142)   $  11,124
Items included in earnings not affecting cash
  Depreciation and amortization.............................       28,405       36,356
  Amortization of goodwill..................................           --       13,422
  Accrued but unpaid interest (Note 6a).....................       49,540           --
  Deferred income taxes.....................................        2,135       (1,431)
  Writedown of investments..................................        4,220           --
  Gain on sale of assets....................................       (3,523)         352
  Reorganization costs (Note 11)............................       14,324           --
                                                                ---------    ---------
Cash flow from continuing operations........................       (7,041)      59,823
Changes in non-cash working capital.........................        7,026      (90,926)
                                                                ---------    ---------
Cash used in continuing operating activities................          (15)     (31,103)
Cash provided by (used in) discontinued operating
  activities................................................        1,629      (12,639)
                                                                ---------    ---------
Cash provided by (used in) operating activities.............        1,614      (43,742)
                                                                ---------    ---------
INVESTING ACTIVITIES
Proceeds from sale of operations............................       23,085        9,922
Acquisitions -- including acquired cash (bank
  indebtedness).............................................           --      (21,483)
Purchase of fixed assets....................................      (14,064)     (32,764)
Proceeds from sale of fixed assets..........................        9,909       17,045
Other -- net................................................       (1,984)     (22,443)
                                                                ---------    ---------
Cash provided by (used in) continuing investing
  activities................................................       16,946      (49,723)
Cash provided by (used in) investing activities of
  discontinued operations...................................       68,017      (13,859)
                                                                ---------    ---------
Cash provided by (used in) investing activities.............       84,963      (63,582)
                                                                ---------    ---------
FINANCING ACTIVITIES
Proceeds from long-term debt................................          140      167,617
Principal payments on long-term debt........................      (74,178)     (48,784)
Common shares issued for cash...............................           --          566
                                                                ---------    ---------
Cash provided by (used in) continuing financing
  activities................................................      (74,038)     119,399
Cash provided by (used in) financing activities of
  discontinued operations...................................        2,672      (21,618)
                                                                ---------    ---------
Cash provided by (used in) financing activities.............      (71,366)      97,781
                                                                ---------    ---------
Net change in cash for the period...........................       15,211       (9,543)
Cash and equivalents, beginning of period...................       60,727       27,391
                                                                ---------    ---------
Cash and equivalents, end of period.........................    $  75,938    $  17,848
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

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months and six months ended June 30, 1999 and June 30, 1998.

     For all periods presented, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements disclose the utilities management division sold in May 1999 and the Company's copper and non-ferrous operations discontinued in 1998 as discontinued operations, as discussed in Note 2.

BANKRUPTCY FILING AND PLAN OF REORGANIZATION

     On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States (the "US Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "US Court"). The Company and substantially all of its wholly-owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date. The US Debtors and the Canadian Debtors (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the US Court and Canadian Court (collectively the "Courts"). Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Courts. The Debtors are authorized to continue to pay in the ordinary course of their business both the pre-petition and post-petition claims of trade creditors who continue to supply trade credit on terms at least as favourable as those previously extended and to pay the outstanding and future wages, salaries, employee benefits and other like amounts due or accruing to current employees. With the interim and final orders received in July 1999, the Courts have also authorized and directed the Debtors to enter into debtor-in-possession ("DIP") financing which will provide financing of up to $100 million and allows the Debtors access to $93 million of proceeds remaining from previous sales of non-core assets. As of June 30, 1999, the Company has drawn $52.2 million of these proceeds and except for up to $12 million in letters of credit, no amounts can be drawn on the DIP facility until all of the asset proceeds are utilized.

     On July 12, 1999, the US Debtors filed a Joint Plan of Reorganization (the "US Plan") with the US Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. The restructuring set forth in the US Plan and the Canadian Plan (collectively the "Plan") has been approved by the Company's lending syndicate and several of its largest unsecured non-trade creditors. The Plan provides that the existing syndicated debt of approximately $1 billion be converted into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of the restructured Company. The payment in-kind debt is convertible

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

into 25% of the common shares of the restructured Company on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Plan also provides for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment in-kind notes and 5% of the common shares of the restructured Company as of the plan implementation date. The holders of the unsecured claims to be compromised may elect to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment in-kind-notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes to be issued shall not exceed $18 million. The Company continues to discuss the Plan with the unsecured creditor committee appointed in the Chapter 11 proceedings. The Company has also reached an agreement in principle with the Canadian and U.S. class action plaintiffs to settle all class action claims for 1.5% of the common shares of the restructured Company. This agreement is subject to final documentation and the approval of the Courts. Other potential equity claimants will receive 0.5% of the common shares of the restructured Company and existing shareholders will retain 2% of the common shares of the restructured Company. The distributions to holders of impaired unsecured claims, equity claims and existing shareholders are contingent upon the class of unsecured creditors voting to accept the Plan. In the event that the class of unsecured creditors votes to reject the Plan, the Plan provides that no distribution will be made to holders of impaired unsecured claims, equity claims and existing shareholders. Under the Plan, the issuance of new common shares will dilute the current equity interests. The Plan provides that the Board of Directors of the restructured Company consists of nine directors who will be nominated by the new 91% shareholders (i.e., the lenders). The nominees will include two members of the existing Board and two members will be nominated by High River Limited Partnership ("High River") provided that High River and any lender acting in concert with it beneficially own at least 25% of the syndicated debt.

     The US Court has scheduled a hearing for October 13, 1999 to confirm the US Plan.

     These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which in this situation assumes that the Company will realize the carrying value of its assets, and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, as a result of the filings and the circumstances relating to this event, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Furthermore, the Company's ability to continue as a going concern is dependent upon the requisite approval of the creditors, the confirmation of the Plan by the Courts, achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet obligations. While under protection and with the approval of the Courts, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, implementation of the Plan could materially change the amounts and classifications reported in the consolidated financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets or amounts and priority of liabilities that might be necessary as a consequence of the Plan. Although the Company and the Company's lending syndicate both support the Plan there can be no assurance that the Plan will receive the requisite approval of creditors or ultimately the Courts. Should the Company fail to obtain acceptance of its Plan and should the period to obtain such acceptance not be extended by the Courts, any creditor or equityholder will be free to file a plan of reorganization with the Courts and solicit acceptances with respect thereto. These financial statements do not reflect the adjustments and disclosures that would be necessary if the Plan were not accepted.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

judgments made in preparing these financial statements which include assumptions made concerning the acceptance of the Plan.

REFLECTING THESE EVENTS IN THE FINANCIAL STATEMENTS

     In preparing the Company's financial statements, management has assessed the degree to which the events or changes in circumstances impact the recoverability of the carrying amount of the Company's assets and the amounts owing to lenders and creditors.

     The Company's financial statements as of June 30, 1999 have been presented in conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires that the amounts owing to the Company's lending syndicate as well as any other pre-petition liabilities that are subject to compromise under the Plan be segregated in the Company's Consolidated Balance Sheet as liabilities subject to compromise and the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statement of Earnings. The liabilities are recorded at the amounts expected to be allowed as claims by the Courts, rather than the amounts for which those allowed claims may ultimately be settled. At the Company's request, the US Courts established a bar date of August 13, 1999 for all pre-petition claims against the Company to be compromised under the US Plan to be filed by the creditor on the proposed impaired creditor list. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution under the filings. The Company has notified all known or potential claimants who are to be compromised under the US Plan of the August 13, 1999 bar date and their need to file a proof of claim with the US Court. A similar procedure is to be established with respect to the claims of creditors to be compromised under the Canadian Plan. Consequently, the amounts included in the Consolidated Balance Sheet at June 30, 1999, as liabilities subject to compromise, may be subject to adjustment.

(2) DISCONTINUED OPERATIONS (in thousands)

     On May 18, 1999, the Company sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70,104, resulting in a gain on sale of $39,115. The operations of PUMC, previously reported as the Utilities Management division of the Industrial Services group, are now reflected as discontinued operations. In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper operations of its Metals Services business. The sale of certain aluminum operations included in the Non-Ferrous operations closed on January 11, 1999 for a total consideration of approximately $69,500. Certain of the copper and non-ferrous operations or assets are anticipated to be sold while the remainder of the operations in these segments will be closed during 1999.

     Revenue from the Non-Ferrous, Copper and Utilities Management operations, net of intercompany revenue, was $21,837 and $58,240 for the three and six months ended June 30, 1999, respectively. Net earnings from discontinued operations in the Consolidated Statement of Earnings is presented net of applicable income tax provision of $239 and $674 for the three and six months ended June 30, 1999, respectively. No interest or general corporate overhead was allocated to these discontinued operations.

     Revenue from the Non-Ferrous, Copper and Utilities Management operations, net of intercompany revenue, was $141,025 and $279,119 for the three and six months ended June 30, 1998, respectively. Loss from discontinued operations in the Consolidated Statement of Earnings is presented net of applicable income tax provision of $10,597 and $1,197 for the three and six months ended June 30, 1998, respectively.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(3) OTHER CURRENT ASSETS (in thousands)

                                                                JUNE 30     DECEMBER 31
                                                                  1999         1998
                                                                --------    -----------
Restricted cash(a)..........................................    $ 75,753     $ 28,423
Work in progress............................................      13,408       17,209
Small parts and supplies....................................      18,215       18,128
Prepaid expenditures........................................      12,831       14,052
Non-trade receivables.......................................      11,376        9,911
Other.......................................................      21,422       13,149
Net current assets from discontinued operations(b)..........       5,656       84,518
                                                                --------     --------
                                                                $158,661     $185,390
                                                                ========     ========

(a) Restricted cash represents funds used as collateral for letters of credit, and proceeds from the sale of assets which are currently held by the Company's lenders and to which the Company has access under a stipulation and order authorizing the use of cash collateral made by the US Court on June 28, 1999.

(b) Net current assets from discontinued operations for December 31, 1998 include proceeds receivable of approximately $69,500 from the sale of the aluminum operations (Note 2).

(4) OTHER ASSETS (in thousands)

                                                                JUNE 30     DECEMBER 31
                                                                  1999         1998
                                                                --------    -----------
Restricted investments(a)...................................    $ 31,774     $ 31,016
Deferred financing costs....................................          --          836
Investments.................................................      15,235       18,810
Other intangibles...........................................       8,794        9,046
Other.......................................................      26,041       28,089
Net long-term assets of discontinued operations.............          --       13,170
                                                                --------     --------
                                                                $ 81,844     $100,967
                                                                ========     ========

(a) Restricted investments support the Company's self-insurance program and are invested and managed by the Company's wholly-owned insurance subsidiary.

(5) ACCRUALS (in thousands)

     Accrued liabilities consist of the following:

                                                                JUNE 30     DECEMBER 31
                                                                  1999         1998
                                                                --------    -----------
Accrued employee compensation and benefit costs.............    $ 20,535     $ 40,537
Accrued insurance costs.....................................      25,628       32,678
Accrued purchases...........................................      19,698       20,062
Income taxes payable........................................       4,755        8,058
Accrued restructuring costs.................................      11,680       17,520
Accrued other...............................................      37,938       63,852
                                                                --------     --------
                                                                $120,234     $182,707
                                                                ========     ========

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(6) LIABILITIES SUBJECT TO COMPROMISE (in thousands)

                                                                 JUNE 30      DECEMBER 31
                                                                   1999          1998
                                                                ----------    -----------
Bank term loan(a)...........................................    $1,004,226    $       --
Convertible subordinated debentures(b)......................        27,609            --
Other long-term debt(c).....................................        19,696            --
Accrued liabilities.........................................        27,687            --
Other long-term liabilities.................................        25,215            --
Liabilities of discontinued operations......................        24,478            --
                                                                ----------    ----------
                                                                $1,128,911    $       --
                                                                ==========    ==========

(a) In August 1997, the Company signed a $1.5 billion revolving credit agreement which was amended in October 1997, February 1998, June 1998, October 1998 and December 1998 (the "Credit Facility") with a syndicate of international lenders which replaced the 1996 revolving term loan agreement and refinanced certain other long-term debt. The Credit Facility expires in August of 2002, and contains certain restrictive covenants and financial covenants including that: (a) the Company must meet specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio tests, and (b) acquisitions by the Company are subject to lenders' approval.

     Since June 30, 1998, the Company has not been in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company was not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility was classified as a current liability on the Company's Consolidated Balance Sheet at December 31, 1998.

     Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company and its direct and indirect wholly-owned subsidiaries and are secured by a pledge of the issued and outstanding securities of the Company's direct and indirect wholly-owned subsidiaries, and a charge over the present and future assets of the Company and its direct and indirect wholly-owned subsidiaries. The Credit Facility bears interest based on a moving grid. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility. Interest on the borrowings under the Credit Facility ceased to accrue at the filing date.

     The Plan sets forth a new capital structure for the Company and the conditions that govern the restructuring of approximately $1.0 billion in secured term loans outstanding, which includes accrued but unpaid interest, under the Credit Facility. Under the terms of the Plan, the lenders will convert the outstanding $1.0 billion of secured debt into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of the restructured Company. The secured payment in-kind debt is convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(b) On the acquisition of Allwaste, Inc. ("Allwaste") the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") which are due 2014. At any time up to and including June 1, 2014 the holder of any debenture will have the right to convert the principal amount of such debenture into common shares equal to the principal amount of the debenture surrendered for conversion divided by $19.5376. The debentures are redeemable for cash at the option of the Company. The debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the debenture issued, commencing June 1, 1999. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indenture. Interest accrued on the debenture as at June 30, 1999 is approximately $2 million. The amount of the debentures outstanding was classified as a current liability on the Consolidated Balance Sheet at December 31, 1998.

(c) Included in other long-term debt are promissory notes, relating to certain 1996 and 1997 acquisitions, totalling $16,000 which are in default as principal repayments required were not made. At December 31, 1998, $11,000 of these notes were in default and therefore were classified as a current liability on the Company's December 31, 1998 Consolidated Balance Sheet.

(7) LONG-TERM DEBT (in thousands)

                                                                JUNE 30    DECEMBER 31
                                                                 1999         1998
                                                                -------    -----------
Bank term loan (Note 6a)....................................    $    --    $1,025,253
Convertible subordinated debentures (Note 6b)...............         --        25,609
Secured loans bearing interest at a weighted average fixed
  rate of 6.0% maturing at various dates up to 2020 (a).....     12,107        12,431
Secured loans bearing interest at prime plus a weighted
  average floating rate of 0.7% maturing at various dates up
  to 2008...................................................      2,304         3,100
Loans unsecured, bearing interest at a weighted average
  fixed rate of 6.6%, maturing at various dates up to 2005
  (Note 6c).................................................        387        17,136
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................      9,964        12,800
Other.......................................................         --         1,217
                                                                -------    ----------
                                                                 24,762     1,097,546
Less current maturities of long-term debt...................     15,856     1,083,831
                                                                -------    ----------
                                                                $ 8,906    $   13,715
                                                                =======    ==========

(a) Included in the fixed rate secured loans are industrial development bonds totaling $7,700 which were in default as at December 31, 1998, and June 30, 1999 as principal repayments required were not made. Therefore, these loans have been classified as a current liability on the Company's Consolidated Balance Sheets at December 31, 1998 and June 30, 1999.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(8) SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except number of shares)

                                                                  JUNE 30      DECEMBER 31
                                                                   1999           1998
                                                                -----------    -----------
Share capital...............................................    $ 1,351,482    $ 1,351,482
Retained earnings (deficit).................................     (1,737,556)    (1,673,146)
Cumulative foreign currency translation adjustment..........        (72,003)       (71,461)
                                                                -----------    -----------
                                                                $  (458,077)   $  (393,125)
                                                                ===========    ===========

     The issued capital of the Company is comprised of 131,144,013 common shares (December 31, 1998 -- 131,144,013).

(9) CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
Accounts receivable.........................................    $  9,257    $(19,826)
Inventory for resale........................................        (891)      9,282
Other.......................................................      31,605     (28,218)
Accounts payable and accrued liabilities....................     (27,001)    (46,174)
Income taxes................................................      (5,944)     (5,990)
                                                                --------    --------
Changes in non-cash working capital.........................    $  7,026    $(90,926)
                                                                ========    ========

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 1999 and 1998 are as follows:

                                                                     JUNE 30
                                                                -----------------
                                                                 1999      1998
                                                                ------    -------
Supplemental Disclosures:
Interest paid...............................................    $1,803    $42,305
Income taxes paid...........................................     7,687         --
Non Cash Transactions:
Capital leases and debt obligations for the purchase of
  property and equipment....................................        --      2,764
Debt and liabilities incurred or assumed in acquisitions....        --        189

(10) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY

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

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(11) REORGANIZATION COSTS (in thousands)

     The expenses resulting from the Company's reorganization filings has been segregated from expenses related to operations in the accompanying consolidated financial statements and includes the following for the quarter ended June 30, 1999:

Write-off of unamortized debt issue costs on subordinated
  debentures................................................    $   800
Provision for future lease rejections.......................      6,164
Provision for litigation claims.............................      6,360
Other.......................................................      1,000
                                                                -------
                                                                $14,324
                                                                =======

(12) COMPUTATION OF EARNINGS PER SHARE (in thousands)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Net loss for the period -- basic and
  diluted.....................................    $(22,513)   $(73,013)   $(64,410)   $(73,578)
                                                  ========    ========    ========    ========
Number of common shares outstanding...........     131,144     131,144     131,144     131,144
                                                  --------    --------    --------    --------
Effect of using weighted average common shares
  outstanding.................................          --          (3)         --         (27)
                                                  --------    --------    --------    --------
Basic and diluted weighted average number of
  common shares outstanding...................     131,144     131,141     131,144     131,117
                                                  ========    ========    ========    ========

(13) COMPREHENSIVE INCOME (in thousands)

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the Company is as follows:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Net loss......................................    $(22,513)   $(73,013)   $(64,410)   $(73,578)
Other comprehensive income, net of tax:
Translations adjustments......................        (805)    (14,806)       (542)    (12,395)
                                                  --------    --------    --------    --------
Comprehensive loss............................    $(23,318)   $(87,819)   $(64,952)   $(85,973)
                                                  ========    ========    ========    ========

(14) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. The effect on the Company of the adoption of this standard is not anticipated to be material.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

(15) SEGMENTED INFORMATION (in thousands)

     The Company has two distinct business operations, Metals Services and Industrial Services. The Industrial Services operations have two business segments, By-Products Recovery and Industrial Outsourcing Services. By-Products recovery includes solvent distillation, engineered fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. Industrial Outsourcing Services includes cleaning and maintenance, waste collection and transportation, decommissioning and remediation, analytical services, emergency response services, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services.

     The Metals Services operations have two business segments, Ferrous Services and Industrial Metals Services ("IMS"). Ferrous services include the collection and processing of ferrous scrap materials for shipment to steel mills as well as significant brokerage services for scrap materials and primary metals. The IMS group provides mill services and engineering and consulting services.

                                                 SIX MONTHS ENDED JUNE 30, 1999
                           --------------------------------------------------------------------------
                                         INDUSTRIAL                          CORPORATE
                           BY-PRODUCTS   OUTSOURCING   FERROUS                  AND
                            RECOVERY      SERVICES     SERVICES     IMS     ELIMINATIONS     TOTAL
                           -----------   -----------   --------   -------   ------------   ----------
Revenue.................     $73,290     $  424,419    $189,097   $10,608    $      --     $  697,414
Income (loss) from
  operations............      (1,827)          (115)      3,349    (4,232)     (28,629)       (31,454)
Total assets............     141,978      1,287,940     263,745    11,922     (689,802)     1,015,783
Depreciation and
  amortization..........       4,038         15,487       7,389       164        1,327         28,405
Capital expenditures....         703          6,383       6,209       638          131         14,064
Equity investments......          --          3,767       4,323        --        4,659         12,749

                                                 SIX MONTHS ENDED JUNE 30, 1998
                           --------------------------------------------------------------------------
                                         INDUSTRIAL                          CORPORATE
                           BY-PRODUCTS   OUTSOURCING   FERROUS                  AND
                            RECOVERY      SERVICES     SERVICES     IMS     ELIMINATIONS     TOTAL
                           -----------   -----------   --------   -------   ------------   ----------
Revenue.................     $94,857     $  489,578    $480,209   $18,128    $      --     $1,082,772
Income (loss) from
  operations............         908         23,523      24,620     1,137      (26,724)        23,464
Total assets............     177,928      1,772,703     977,158    27,887     (294,960)     2,660,716
Depreciation and
  amortization..........       4,240         24,069      14,919       678        5,872         49,778
Capital expenditures....       1,758         16,176      14,143     1,877        1,574         35,528
Equity investments......          --         33,440       3,167        --        3,702         40,309

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     The geographical segmentation of the Company's business is as follows:

                                                                 SIX MONTHS ENDED
                                                --------------------------------------------------
                                                    JUNE 30, 1999              JUNE 30, 1998
                                                ----------------------    ------------------------
                                                            LONG-LIVED                  LONG-LIVED
                                                REVENUE       ASSETS       REVENUE        ASSETS
                                                --------    ----------    ----------    ----------
Canada......................................    $ 90,745     $119,156     $  137,370     $160,549
United States...............................     553,577      276,673        889,159      374,362
Europe......................................      53,092       62,313         56,243       85,293
                                                --------     --------     ----------     --------
                                                $697,414     $458,142     $1,082,772     $620,204
                                                ========     ========     ==========     ========

(16) CONTINGENCIES (in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations.

     Certain of the Company's facilities are contaminated primarily as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $66,832 (December 31, 1998 -- $66,097).

     As well, certain subsidiaries acquired by the Company have been named as potentially responsible or liable parties in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of the cases, the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $20,827 (December 31, 1998 -- $20,827). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations of up to $35,000.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                                    JUNE 30    DECEMBER 31
                                                                     1999         1998
                                                                    -------    -----------
    Net current assets from discontinued operations.............    $ 1,400      $ 1,400
    Accrued liabilities.........................................      7,108        7,051
    Other long-term liabilities.................................     79,151       78,473
                                                                    -------      -------
                                                                    $87,659      $86,924
                                                                    =======      =======

(b) Various class actions have been filed against the Company, certain of its past and present directors and officers, the underwriters of the Company's 1997 public offering and the Company's auditors. Each action alleges that the Company's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     purchasers of the Company's common shares. On June 2, 1998 the Judicial Panel on Multidistrict Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of New York. On July 23, 1998, two pre-trial orders of the District Court were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a motion for an order dismissing the class action on the grounds of forum non conveniens. On May 12, 1999, the Company received notice that the United States District Court, Southern District of New York, ruled in favour of the Company's motion to dismiss the U.S. plaintiffs' consolidated and amended class action complaint on forum non conveniens grounds. The District Court declined to assume jurisdiction over the complaint on the grounds that Ontario provides an adequate alternative forum for litigation of the class action plaintiff's claims, and ruled that adjudication in Ontario would be more convenient and best serve the public interest. The plaintiffs are appealing this decision.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors. The claim was brought on behalf of persons in Canada who purchased common shares of the Company between November 6, 1997 and December 18, 1997 and also seeks damages on behalf of persons in Canada who purchased common shares between May 21, 1996 and April 23, 1998. The claim contains various allegations that are similar in nature to those made in the US class action claims dismissed on May 4, 1999.

     On June 25, 1999, the Company, the US class action plaintiffs and the Canadian class action plaintiffs entered into a memorandum of understanding (the "MOU") with respect to the settlement of the US and Canadian class actions (collectively the "Security Claims"). The MOU provides that the US and Canadian class action plaintiffs will receive 1.5% of the common shares of the restructured Company in exchange for a release and discharge of all claims. The settlement contemplated by the MOU is subject to the execution of definitive documentation and to the approval of the US Court and the Canadian Court. Additionally, the MOU provides that the Debtors will support a joint application for attorneys' fees and reasonable expenses of plaintiff's counsel not to exceed $575,000, subject to approval by the Courts, and which shall not be payable until after the plan implementation date. The claims and causes of actions against the Debtors described in the preceding two paragraphs are classified in the Plan as Class 8B Securities Claims. Under the Plan, the Securities Claims will be discharged as of the plan implementation date. Therefore, if the Plan is confirmed and consummated, after the plan implementation date, the Securities Claims cannot be pursued against the reorganized Debtors. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the US and Canadian class actions will not have a material adverse effect on the financial condition or results of operations of the Company.

     Similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies (the "Liff Actions") and the Southern-Foundry Supply group of companies (the "Chazen Actions"). Philip acquired these companies in October of 1997 and issued the Company's common shares in partial payment of the purchase price. The claims allege that the Company's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or, alternatively, a violation of US securities laws.

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     Under the Plan, the claims in the Liff Actions and the Chazen Actions are classified in Class 8C of the Plan. The Plan provides that the claims against the Debtors arising from the Liff Actions and the Chazen Actions will be discharged on the plan implementation date. Therefore, if the Plan is confirmed and consummated, after the plan implementation date, the claims arising from the Liff Actions and the Chazen Actions cannot be pursued against the reorganized Debtors. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the Liff Actions or Chazen Actions will not have a material adverse effect on the financial condition or results of operations of the Company.

(c) Upon the acquisition of Allwaste, the Company assumed the pre-existing indenture with respect to the Allwaste's 7 1/4% Convertible Subordinated Debentures ("Old Debentures") which are due in 2014. Effective December 1, 1998, the Company suspended payments of interest on the Old Debentures which created a default under the indenture. Following the Company's failure to cure the payment default within thirty days, on April 22, 1999, First Union National Bank (the "Indenture Trustee") invoked an acceleration clause and declared the principal of all the Old Debentures to be immediately due and payable. On April 27, 1999, the Indenture Trustee filed suit in the 11th Judicial District Court of Harris County, Texas seeking the full amount due and owing under the Old Debentures (the "Allwaste Collection Action").

     The commencement of the Chapter 11 cases automatically stayed the further prosecution of the Allwaste Collection Action. Moreover, the Debtors believe that the US Court has exclusive jurisdiction over the causes of action asserted in the Allwaste collection action and that such matters will be adjudicated in the Chapter 11 cases by the US Court. Under the Plan, claims arising out of the Old Debentures are classified as Class 7 Impaired Unsecured Claims and will receive the treatment afforded such claims and will be discharged under the Plan as of the plan implementation date. Therefore, if the Plan is confirmed and consummated, after the plan implementation date, the reorganized Debtors will have no liability as to the Old Debentures and the Allwaste Collection Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that Allwaste Collection Action will not have a material adverse effect on the financial condition or results of operations of the Company.

     On May 25, 1999, the Indenture Trustee filed suit against the Company and the Lenders in the 11th Judicial District Court of Harris County, Texas (the "Allwaste Avoidance Action") alleging that any and all liens, security interests, and obligations conveyed or transferred by the Company to its lending syndicate were avoidable as fraudulent conveyances. The Debtors believe that the commencement of the Chapter 11 cases have vested exclusive standing to prosecute avoidance actions, including those asserted by the Indenture Trustee against the defendant Lenders in the Allwaste Avoidance Action, in the Debtors pursuant to the Bankruptcy Code. Therefore, the Debtors believe that the causes of action alleged in the Allwaste Avoidance Action are property of the Debtors' estates and that further prosecution of the Allwaste Avoidance Action is stayed. Under the terms of the Plan, the causes of action asserted by the Indenture Trustee against the defendant Lenders will be deemed to be settled and released as a consequence of the treatment of all claims and interests, including the claims of the Lenders and the holders of Old Debentures under the Plan. Therefore, if the Plan is confirmed and consummated, as of the plan implementation date, the Allwaste Avoidance Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the Allwaste Avoidance Action will not have a material adverse effect on the financial condition or results of operations of the Company.

(d) In June 1997, pursuant to a share purchase agreement, Republic Environmental Systems, Inc. ("Republic") sold certain corporate entities to RESI Acquisition (Delaware), Inc. ("RESI"), for

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     $17 million. As consideration for the transaction, RESI paid $8 million in cash and executed two promissory notes in favor of Republic in a combined amount of $9 million. After the notes were executed, the parties made several modifications to the payment schedule, allowing RESI extra time to fulfill its obligations. However, RESI eventually defaulted and Republic thereafter brought an action in the Superior Court of the State of Delaware against the Company and RESI to collect on the notes (the "US Republic Action"). In addition to the note involved in the US Republic Action, another note issued by Philip Enterprises Inc. in conjunction with the RESI acquisition exists and is the subject of litigation in Canada that has now been stayed in connection with the Canadian filing (the "Canadian Republic Action"). The Company filed counterclaims alleging damages from the 1997 Share Purchase Agreement. On June 3, 1999, the court issued judgement granting Republic's Motion for Final Judgement on the Pleadings as to the notes and guaranty, and denying the Company's motion to dismiss. On June 4, 1999, RESI filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of the CCAA and Chapter 11 filings, US Republic Action and the Canadian Republic Action are now stayed. The claims of Republic are classified under the Plan as Class 7 Impaired Unsecured Claims, will receive the treatment afforded such claims, and will be discharged under the Plan as of the plan implementation date. Therefore, if the Plan is confirmed and consummated, as of the plan implementation date, the reorganized Debtors will have no liability as to the US Republic Action or the Canadian Republic Action and the actions will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the US Republic Action or the Canadian Republic Action will not have a material adverse effect on the financial condition or results of operations of the Company.

(e) In January 1999, Exxon Chemical Company ("Exxon") asserted a claim against International Catalyst, Inc. ("INCAT"), an indirect wholly-owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. In addition, in March 1999, Westlake PetroChemicals Corporation ("Westlake") commenced an action against Piping Companies, Inc. ("PCI"), an indirect wholly owned subsidiary of the Company, alleging that welding work conducted by PCI in December 1995 was defective and gave rise to a fire which caused considerable damage to Westlake's Sulfur, Louisiana ethylene plant. The Company has conducted a preliminary review of these claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. INCAT and PCI intend to vigorously defend the claims and believe that it may have insurance coverage for such claims. There can be no assurance, though, that the outcome of the claims will not have a material adverse effect upon the financial condition or results of operations of INCAT or PCI.

(f) In November 1998, the Company ceased paying interest on its $1.0 billion in outstanding secured syndicated debt, which includes accrued but unpaid interest of $67.9 million, and stopped making payments on certain other unsecured debt and contractual obligations ("the Unsecured Obligations"). The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company. On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company and substantially all of its wholly-owned subsidiaries located in Canada commenced proceedings under the Companies' Creditors Arrangement Act in Canada on the same date. Pursuant to the Plan, outstanding syndicated debt of $1 billion will be converted into $250 million of senior secured debt, $100 million in convertible secured payment in-kind debt and 91% of

                             PHILIP SERVICES CORP.

                                  (UNAUDITED)

     the common shares of the restructured Company. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Plan also provides for the conversion of certain specified impaired unsecured claims, into $60 million of payment in-kind notes and 5% of the common shares of the restructured Company as of the plan implementation date. The implementation of the Plan is subject to the fulfillment of certain conditions. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved, there can be no assurance that the Company will continue as a going concern. The Company is seeking to impair the Unsecured Obligations under the Plan. There can be no assurance that the Unsecured Obligations will be resolved as part of the Plan. If not resolved, Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

(g) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

                             PHILIP SERVICES CORP.

PART 1, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three and six months ended June 30, 1999 and 1998 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The Company reports in US dollars and in accordance with US generally accepted accounting principles.

     The Company has not been in compliance with the provisions of its credit agreement since June 30, 1998. On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States (the "US Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "US Court"). The Company and substantially all of its wholly-owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date. The US Debtors and the Canadian Debtors (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the US Court and Canadian Court (collectively the "Courts"). Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Courts. The Debtors are authorized to continue to pay in the ordinary course of their business both the pre-petition and post-petition claims of trade creditors who continue to supply trade credit on terms at least as favourable as those previously extended and to pay the outstanding and future wages, salaries, employee benefits and other like amounts due or accruing to current employees.

     As a result of the financial uncertainty surrounding the Company, the results of operations for the three and six months ended June 30, 1999 were significantly impacted by actions to retain customers, suppliers' tightening trade terms and employee attrition. Until this uncertainty is removed and the new capital and debt structure is in place, the reported financial information discussed herein may not be indicative of future operating results or future financial condition.

INTRODUCTION

     The Company is a supplier of metals recovery and industrial services. The Company has over 260 operating facilities and over 12,000 employees located throughout North America and Europe, that provide services to more than 40,000 industrial and commercial customers. The Company's primary base of operations is in the United States.

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

     The Industrial Services Group provides industrial outsourcing services and by-products recovery services with a network of over 230 facilities. Industrial outsourcing services include cleaning and maintenance, waste collection and transportation, decommissioning and remediation, analytical services, emergency response services, container services and tank cleaning, turnaround and outage services, mechanical contracting and refractory services. By-products recovery includes solvent distillation, engineered fuel blending, paint overspray recovery, organic and inorganic processing and polyurethane recycling. The Industrial Services Group services the automotive, refining and petrochemical, steel, oil and gas, pulp and paper and transportation sectors. On May 18, 1999, the Company sold its utilities management business, which was previously included in the Industrial Services Group, for proceeds of $70.1 million. For all periods presented the consolidated financial results disclose the Company's utilities management business as discontinued operations.

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

     The Company's operating expenses include direct labour, indirect labour, payroll related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional fees, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force. Professional fees related to restructuring of the Company have been included in selling, general and administrative expenses in 1998 and 1999.

DISCONTINUED OPERATIONS AND DIVESTITURES

     On May 18, 1999, the Company sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70.1 million resulting in a gain of $39.1 million. The operations of PUMC, which were previously reported as a segment of the Industrial Services Group, are now treated as discontinued operations.

     In June 1999, the Company sold its Birmingham, Alabama based civil construction and maintenance business for $23.1 million resulting in a gain on sale of $1.0 million. The business, whose results are included in the Industrial Services Group, generated annual revenue of $70 million and income from operations of $4.5 million in 1998.

     In December 1998, the Company made the decision to discontinue the Non-Ferrous Operations and Copper Operations. A sale of certain of the aluminum operations included in Non-Ferrous Operations closed on January 11, 1999 for a total consideration of approximately $69.5 million. Certain copper and non-ferrous operations or assets are anticipated to be sold and the remainder of the operations in these segments closed during 1999.

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

                                                    THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                   -----------------------------     --------------------------------
                                                       1999             1998             1999               1998
                                                   ------------     ------------     -------------     --------------
                                                           ($ MILLIONS)                        ($ MILLIONS)
Revenue.........................................   $340.5   100%    $544.6   100%    $ 697.4   100%    $1,082.8   100%
Operating expenses..............................    296.4    87%     456.8    84%      600.4    86%       903.1    83%
Selling, general and administrative costs.......     50.4    15%      57.9    11%      100.1    15%       106.4    10%
Depreciation and amortization...................     13.7     4%      24.8     4%       28.4     4%        49.8     5%
                                                   ------   ---     ------   ---     -------   ---     --------   ---
Income (loss) from operations...................    (20.0)   (6%)      5.1     1%      (31.5)   (5%)       23.5     2%
Interest expense................................     25.4     7%      18.1     3%       51.9     7%        33.0     3%
Other income and expense-net....................     (0.7)   --       (2.5)   --        (1.4)   --        (18.4)   (2%)
Cumulative effect of change in accounting
  principle.....................................       --    --         --    --         1.5    --           --    --
                                                   ------   ---     ------   ---     -------   ---     --------   ---
Earnings (loss) from continuing operations
  before tax and reorganization costs...........    (44.7)  (13%)    (10.5)   (2%)     (83.5)  (12%)        8.9     1%
Reorganization costs............................     14.3     4%        --    --        14.3     2%          --    --
Income taxes....................................      2.7     1%      (7.5)   (1%)       4.3     1%        (2.2)   --
                                                   ------   ---     ------   ---     -------   ---     --------   ---
Earnings (loss) from continuing operations......    (61.7)  (18%)     (3.0)   (1%)    (102.1)  (15%)       11.1     1%
Discontinued operations (net of tax)............     39.2    11%     (70.0)  (13%)      37.7     6%       (84.7)   (8%)
                                                   ------   ---     ------   ---     -------   ---     --------   ---
Net loss........................................   $(22.5)   (7%)   $(73.0)  (14%)   $ (64.4)   (9%)   $  (73.6)   (7%)
                                                   ======   ===     ======   ===     =======   ===     ========   ===

EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended June 30, 1999, the Company incurred a loss from continuing operations of $61.7 million or $0.47 per share. This compares to a loss from continuing operations of $3.0 million or $0.02 per share for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Company incurred a loss from continuing operations of $102.1 million or $0.78 per share. This compares to earnings from continuing operations of $11.1 million or $0.09 per share for the six months ended June 30, 1998.

OPERATING RESULTS

     The operating results for the Metals Services Group reflect the following:

                                                          THREE MONTHS ENDED JUNE 30
                                             ----------------------------------------------------
                                                       1999                        1998
                                             ------------------------    ------------------------
                                             FERROUS    IMS     TOTAL    FERROUS    IMS     TOTAL
                                             -------    ----    -----    -------    ----    -----
                                                                 ($MILLIONS)
Revenue....................................    96.4      4.7    101.1     227.6      9.8    237.4
Income (loss) from operations..............     2.8     (3.0)    (0.2)     10.0      0.6     10.6

                                                           SIX MONTHS ENDED JUNE 30
                                             ----------------------------------------------------
                                                       1999                        1998
                                             ------------------------    ------------------------
                                             FERROUS    IMS     TOTAL    FERROUS    IMS     TOTAL
                                             -------    ----    -----    -------    ----    -----
                                                                 ($MILLIONS)
Revenue....................................   189.1     10.6    199.7     480.2     18.1    498.3
Income (loss) from operations..............     3.3     (4.2)    (0.9)     24.6      1.1     25.7

     The decrease in revenue for the ferrous operations of $131.2 million and $291.1 million for the three and six months ended June 30, 1999, respectively compared with the same period of 1998 was due to the sale of the Company's steel distribution business in July 1998 and a reduction in the average selling price of ferrous scrap from $142 per ton in the first six months of 1998 to $99 per ton in the first six months of 1999. In addition, the ferrous operations' volumes have been adversely impacted by the negative financial situation of the Company. Income from operations as a percentage of revenue, which was 2.9% and 1.7% for the three and six months ended June 30, 1999 respectively compared to 4.4% and 5.1% for the three and six months ended June 30, 1998, respectively reflects the change in lower prices and volumes.

     The revenue from the Industrial Metals Services operations decreased by $5.1 million and $7.5 million for the three and six months ended June 30, 1999 respectively compared with the same period in 1998. Income (loss) from operations as a percentage of revenue was (63.8%) and (39.6%) for the three and six months ended June 30, 1999, respectively compared to 6.1% for the three and six months ended June 30, 1998 resulting from the failure to bring to fruition development projects due to the Company's financial uncertainty.

     The operating results for the Industrial Services Group reflect the following:

                                                        THREE MONTHS ENDED JUNE 30
                                   ---------------------------------------------------------------------
                                                 1999                                1998
                                   ---------------------------------   ---------------------------------
                                                 INDUSTRIAL                          INDUSTRIAL
                                   BY-PRODUCTS   OUTSOURCING           BY-PRODUCTS   OUTSOURCING
                                    RECOVERY      SERVICES     TOTAL    RECOVERY      SERVICES     TOTAL
                                   -----------   -----------   -----   -----------   -----------   -----
                                                                ($MILLIONS)
Revenue..........................     33.3          206.1      239.4      50.3          256.9      307.2
Income (loss) from operations....     (1.9)          (4.3)      (6.2)      4.2            9.7       13.9

                                                         SIX MONTHS ENDED JUNE 30
                                   ---------------------------------------------------------------------
                                                 1999                                1998
                                   ---------------------------------   ---------------------------------
                                                 INDUSTRIAL                          INDUSTRIAL
                                   BY-PRODUCTS   OUTSOURCING           BY-PRODUCTS   OUTSOURCING
                                    RECOVERY      SERVICES     TOTAL    RECOVERY      SERVICES     TOTAL
                                   -----------   -----------   -----   -----------   -----------   -----
                                                                ($MILLIONS)
Revenue..........................     73.3          424.4      497.7      94.9          489.6      584.5
Income (loss) from operations....     (1.8)          (0.1)      (1.9)      0.9           23.6       24.5

     The revenue and income from operations for the three and six months ended June 30, 1999 for the By-Products Recovery group have decreased compared to 1998 due to the fact that many customers were aware of the Company's anticipated reorganization filings, which did not occur until June 25, 1999, and therefore, were reluctant to enter into service agreements until the uncertainty was resolved.

     Income from operations for the Industrial Outsourcing Services operations for the three months ended June 30, 1999 was impacted by $4.4 million in certain costs related to Year 2000 costs and employee benefit liability adjustments. Income from operations as a percentage of revenue for the Industrial Outsourcing Services operations, excluding the non-recurring costs, was 0% and 1% for the three and six months ended June 30, 1999, respectively compared with 3.8% and 4.8% for the three and six months ended June 30, 1998, respectively due to margin deterioration, given competitive pressures on pricing and difficult market conditions during this time of perceived financial instability. Deteriorating market conditions in the petroleum refining sector caused by the instability of crude oil prices and the merger of key petroleum customers had a significant impact on revenue and profitability in the second quarter of 1999. For example, while oil and gas prices have been depressed, customers in this industry have elected to postpone significant maintenance and capital expenditures, including turnaround projects, which has reduced both revenue and profitability.

     Cash conservation measures by the Company have reduced the amount of capital expenditures for the first six months of 1999. As a result, the operating results for both the Metals and Industrial Services groups have been impacted as higher repair and maintenance costs and rental expenses are being incurred.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs as a percentage of revenue increased to 15% for the three and six months ended June 30, 1999 respectively compared to 11% and 10% over the same periods in 1998 primarily due to professional fees of $13 million related to the financial restructuring of the Company, $2.9 million related to Year 2000 costs and an overall reduction in revenue.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill for the three and six months ended June 30, 1999 was $13.7 million and $28.4 million respectively, representing a decrease of $11.1 million or 45% and $21.4 million or 43% over the same periods in 1998. This decrease was due to the write-offs of goodwill and fixed assets of $1.1 billion during 1998.

INTEREST EXPENSE

     Interest expense for the three and six months ended June 30, 1999 was $25.4 million and $51.9 million, respectively representing an increase of $7.3 million or 40% and $18.9 million or 57% over the same periods in 1998. This increase was partially attributable to increased borrowings to finance the Company's working capital requirements. Also, a portion of the increase in interest expense can be attributed to increased borrowing rates in 1999 both from increases in the prime rate and an increase of 100 basis points in the June 1998 amendment to the Credit Facility. Although the Company suspended payments of interest under the Credit Facility in November 1998, all amounts owing were expensed and included in the balance of the bank term loan up to the date of the filings of June 25, 1999.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the six months ended June 30, 1999 consists of gains on sale of assets of $3.5 million, a writedown of the investment in Innovative Valve Technologies Inc. of $4.2 million and interest and equity income on investments.

     Other income and expense -- net for the six months ended June 30, 1998 consists primarily of net proceeds on the termination of the merger agreement to acquire Safety Kleen Corp. of $14.7 million.

INCOME TAXES

     The Company is required to record a valuation allowance for deferred tax assets when management believes it is more likely than not that the asset will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it is more likely than not that the Company will not realize the benefit of the Canadian and US deferred tax debits which arose in the six months ended June 30, 1999. The Company's plan to restructure the secured bank term loans in 1999 in accordance with the Plan indicated in
Note 1 to the Consolidated Financial Statements appearing elsewhere herein, may result in a gain that will be sufficient to utilize the deferred tax assets. However, given that this gain is contingent on Court confirmation, the Company has not recorded the gain nor the related deferred tax assets. The valuation allowance recorded as of June 30, 1999 is $248 million.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     In August 1997, the Company signed a five year revolving term credit agreement, which was amended in October 1997, February 1998, June 1998, October 1998 and December 1998 ("the Credit Facility"), with a syndicate of international lenders (the "lenders"). The Credit Facility originally provided for up to $1.5 billion in borrowings, subject to compliance with specified availability tests. Borrowings under the Credit Facility are guaranteed by the Company and its direct and indirect wholly-owned subsidiaries and are secured by a pledge of the issued and outstanding securities of the Company's direct and indirect wholly-owned subsidiaries and a charge over the present and future assets of the Company and its direct and indirect wholly-owned subsidiaries.

     Since June 30, 1998, the Company has not been in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company was not in compliance with the terms of the Credit Facility, the debt outstanding under the Credit Facility was classified as a current liability on the Company's Consolidated Balance Sheet at December 31, 1998. The debt outstanding under the Credit facility is classified as a Liability Subject to Compromise on the Company's Consolidated Balance Sheet at June 30, 1999. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility.

     On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the US Court. The Company and substantially all of its wholly-owned subsidiaries located in Canada filed petitions under the Companies' Creditors Arrangement Act in Canada in the Canadian Court on the same date. The Debtors are currently operating as debtors-in-possession under the supervision of the Courts. Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Courts. The Debtors are authorized to continue to pay in the ordinary course of their business both the pre-petition and post-petition claims of trade creditors who continue to supply trade credit on terms at least as favourable as those previously extended and to pay the outstanding and future wages, salaries, employee benefits and other like amounts due or accruing to current employees. With the interim and final orders received in July 1999, the Courts have also authorized and directed the Debtors to enter into debtor-in-possession ("DIP") financing which will provide financing of up to $100 million and allows the Debtors access to $93 million of proceeds remaining from previous sales of non-core assets. As of June 30, 1999, the Company has drawn $52.2 million of these proceeds and except for up to $12 million in letters of credit, no amounts can be drawn on the DIP facility until all of the asset proceeds are utilized.

     On July 12, 1999, the US Debtors filed a Joint Plan of Reorganization (the "US Plan") with the US Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. The restructuring set forth in the US Plan and the Canadian Plan (collectively the "Plan") has been approved by the Company's lending syndicate and several of its largest unsecured non-trade creditors. The Plan provides that the existing syndicated debt of approximately $1 billion be converted into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of the restructured Company. The payment in-kind debt is convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Plan also provides for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment in-kind notes and 5% of the common shares of the restructured Company as of the plan implementation date. The holders of the unsecured claims to be compromised may elect to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment in-kind-notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes to be issued shall not exceed $18 million. The Company continues to discuss the Plan with the unsecured creditor committee appointed in the Chapter 11 proceedings. The Company has also reached an agreement in principle with the Canadian and U.S. class action plaintiffs to settle all class action claims for 1.5% of the common shares of the restructured Company. This agreement is subject to final documentation and the approval of the Courts. Other potential equity claimants will receive 0.5% of the common shares of the restructured Company and existing shareholders will retain 2% of the common shares of the restructured Company. The distributions to holders of impaired unsecured claims, equity claims and existing shareholders are contingent upon the class of unsecured creditors voting to accept the Plan. In the event that the class of unsecured creditors votes to reject the Plan, the Plan provides that no distribution will be made to holders of impaired unsecured claims, equity claims and existing shareholders. Under the Plan, the issuance of new common shares will dilute the current equity interests. The Plan provides that the Board of Directors of the restructured Company consists of nine directors who will be nominated by the new 91% shareholders (i.e., the lenders). The nominees will include two members of the existing Board and two members will be nominated by High River Limited Partnership ("High River") provided that High River and any lender acting in concert with it beneficially own at least 25% of the syndicated debt.

     On the acquisition of Allwaste Inc. ("Allwaste"), the Company assumed the pre-existing indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("old debenture") of $25.6 million which are due 2014. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created default under the indenture. Interest accrued on the debenture as at June 30, 1999 is approximately $2.0 million. The amount of the debentures is classified as a Liability Subject to Compromise at June 30, 1999 and was classified as a current liability on the Consolidated Balance Sheets at December 31, 1998.

     Liabilities Subject to Compromise include promissory notes relating to certain 1996 and 1997 acquisitions totalling $16.0 million which were in default as principal repayments required were not made. At December 31, 1998 $11,000 of these notes were in default and therefore, were classified as a current liability.

     The fixed rate secured loans include industrial development bonds totalling $7.7 million which are in default as at June 30, 1999 and December 31, 1998 since principal repayments required were not made.

     The Company believes that cash generated from operations and the proceeds from the sale of operations together with amounts available under the debtor-in possession facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $14.1 million for the six month period ending June 30, 1999 compared to $35.5 million for the same period in 1998.

YEAR 2000

STATE OF READINESS

     The Year 2000 issue affects computer systems that have time sensitive programs that may not properly recognize the year 2000. The Company is actively engaged, but has not yet completed, reviewing, correcting and testing all of the Year 2000 compliance issues. The Company has conducted detailed inventories and has identified items with potential Year 2000 impact. The Company is in the process of testing and remediating critical enterprise applications. All other systems considered to be critical to the operations have been inventoried, ranked in order of priority, and testing and remediation are in progress.

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

COSTS

     The total costs for the three and six months ended June 30, 1999 for the Year 2000 project were $1.3 million and $2.9 million, respectively and all costs were expensed as incurred. Management has estimated the balance of the costs to complete the project to be approximately $9 million including approximately $2 million in costs for software and hardware upgrades based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

CONTINGENCY PLANS

     The Year 2000 project will have contingency plans in place for all four major sections of the project. Contingency plans are in the development stage while all environmental sites have emergency response and contingency plans in place as part of their regular practice.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. The effect on the Company of the adoption of this standard is not anticipated to be material. In June 1999, the Financial Accounting Standards Board issued SFAS No.137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which extended the effective date of implementation to fiscal years beginning after June 15, 2000.

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

FOREIGN CURRENCY RATE RISK

     The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and therefore, foreign currency translation adjustments made on consolidation are reflected as a component of shareholders' equity (deficit) as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the net loss from continuing operations before tax to the changing foreign currency rates is estimated to be approximately $0.4 million for a 1% change in the foreign currencies, based on the 1998 operating results from foreign subsidiaries.

INTEREST RATE RISK

     Substantially all of the Company's long-term debt bears interest at a floating rate determined based on the U.S. prime lending rate. The debt structure contemplated by the Plan provides for a fixed rate of interest to be used on the majority of the debt, effective on the plan implementation date, which will significantly reduce the Company's exposure to interest rate risk. At June 30, 1999, the Company had $30 million of interest rate swaps outstanding. These swaps effectively change the floating interest rate on $30 million of long-term debt to a 7% fixed rate through the period ending August 1999.

COMMODITY PRICE RISK

     In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper Operations of its Metals Services group which were the operations with the most sensitivity to commodity prices for copper and aluminum. Therefore, for 1999, the commodity price risk for the remaining operations is not anticipated to be material.

     Prices for the Ferrous operations of the Metals Services group are set and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services group. In 1998, the Company's average selling price of ferrous scrap fell 46% to approximately $82 per ton at December 31, 1998. In the first six months of 1999, the average selling price of ferrous scrap increased 20% to $99 per ton. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and maintaining relatively low inventories of scrap and processed materials. Based on results of the Ferrous operations for the second quarter of 1999, a 10% change in the price of ferrous scrap is estimated to change the Company's loss from continuing operations before tax by $3.2 million.

                             PHILIP SERVICES CORP.

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

3(A)

     Various class actions have been filed against the Company, certain of its past and present directors and officers, the underwriters of the Company's 1997 public offering and the Company's auditors. Each action alleges that the Company's financial disclosures for various time periods between 1995 and 1997 contained material misstatements or omissions in violation of U.S. federal securities laws (provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934) and seeks to represent a class of purchasers of the Company's common shares. On June 2, 1998 the Judicial Panel on Multidistrict Litigation ordered that the class actions be consolidated and transferred to the United States District Court, Southern District of New York. On July 23, 1998, two pre-trial orders of the District Court were made. Pre-Trial Order No. 1 dealt with various administrative matters relating to the consolidation of the actions and a schedule for the plaintiffs to serve and file a consolidated amended class action complaint and for the Company's response. Pre-Trial Order No. 2 appointed a lead plaintiff and lead counsel. On November 13, 1998, the Company filed a motion for an order dismissing the class action on the grounds of forum non conveniens. On May 12, 1999, the Company received notice that the United States District Court, Southern District of New York, ruled in favour of the Company's motion to dismiss the U.S. plaintiffs' consolidated and amended class action complaint on forum non conveniens grounds. The District Court declined to assume jurisdiction over the complaint on the grounds that Ontario provides an adequate alternative forum for litigation of the class action plaintiff's claims, and ruled that adjudication in Ontario would be more convenient and best serve the public interest. The plaintiffs are appealing this decision.

     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors. The claim was brought on behalf of persons in Canada who purchased common shares of the Company between November 6, 1997 and December 18, 1997 and also seeks damages on behalf of persons in Canada who purchased common shares between May 21, 1996 and April 23, 1998. The claim contains various allegations that are similar in nature to those made in the US class action claims dismissed on May, 4, 1999.

     On June 25, 1999, the Company, the US class action plaintiffs and the Canadian class action plaintiffs entered into a memorandum of understanding (the "MOU") with respect to the settlement of the US and Canadian class actions (collectively the "Security Claims"). The MOU provides that the US and Canadian class action plaintiffs will receive 1.5% of the common shares of the restructured Company in exchange for a release and discharge of all claims. The settlement contemplated by the MOU is subject to the execution of definitive documentation and to the approval of the US Court and the Canadian Court. Additionally, the MOU provides that the Debtors will support a joint application for attorneys' fees and reasonable expenses of plaintiff's counsel not to exceed $575,000, subject to approval by the Courts, and which shall not be payable until after the plan implementation date. The claims and causes of actions against the Debtors described in the preceding two paragraphs are classified in the Plan as Class 8B Securities Claims. Under the Plan, the Securities Claims will be discharged as of the plan implementation date. Therefore, if the Plan is confirmed and consummated, after the plan implementation date, the Securities Claims cannot be pursued against the Reorganization Debtors. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the US and Canadian class actions will not have a material adverse effect on the financial condition or results of operations of the Company.

     Similar claims have been asserted against the Company and certain of its past and present officers and directors by the former shareholders of the Steiner-Liff Metals group of companies (the "Liff Actions") and the Southern-Foundry Supply group of companies (the "Chazen Actions"). Philip acquired these companies in October of 1997 and issued the Company's common shares in partial payment of the purchase price. The claims allege that the Company's financial disclosures for various time periods between 1995 and 1997 contain material misstatements or omissions and that these constitute a breach of certain representations and warranties made to the former shareholders or, alternatively, a violation of US securities laws.

     Under the Plan, the claims in the Liff Actions and the Chazen Actions are classified in Class 8C of the Plan. The Plan provides that the claims against the Debtors arising from the Liff Actions and the Chazen Actions will be discharged on the plan implementation date. Therefore, if the Plan is confirmed and consummated, after the plan implementation date, the claims arising from the Liff Actions and the Chazen Actions cannot be pursued against the reorganized Debtors. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the Liff Actions or Chazen Actions will not have a material adverse effect on the financial condition or results of operations of the Company.

3(B)

     Upon the acquisition of Allwaste, the Company assumed the pre-existing indenture with respect to the Allwaste's 7 1/4% Convertible Subordinated Debentures ("Old Debentures") which are due in 2014. Effective December 1, 1998, the Company suspended payments of interest on the Old Debentures which created a default under the indenture. Following the Company's failure to cure the payment default within thirty days, on April 22, 1999, First Union National Bank (the "Indenture Trustee") invoked an acceleration clause and declared the principal of all the Old Debentures to be immediately due and payable. On April 27, 1999, the Indenture Trustee filed suit in the 11th Judicial District Court of Harris County, Texas seeking the full amount due and owing under the Old Debentures (the "Allwaste Collection Action").

     The commencement of the Chapter 11 cases automatically stayed the further prosecution of the Allwaste Collection Action. Moreover, the Debtors believe that the US Court has exclusive jurisdiction over the causes of action asserted in the Allwaste collection action and that such matters will be adjudicated in the Chapter 11 cases by the US Court. Under the Plan, claims arising out of the Old Debentures are classified as Class 7 Impaired Unsecured Claims and will receive the treatment afforded such claims and will be discharged under the Plan as of the plan implementation date. Therefore, if the Plan is confirmed and consummated, after the plan implementation date, the reorganized Debtors will have no liability as to the Old Debentures and the Allwaste Collection Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the Allwaste Collection Action will not have a material adverse effect on the financial condition or results of operations of the Company.

     On May 25, 1999, the Indenture Trustee filed suit against the Company and the Lenders in the 11th Judicial District Court of Harris County, Texas (the "Allwaste Avoidance Action") alleging that any and all liens, security interests, and obligations conveyed or transferred by the Company to its lending syndicate were avoidable as fraudulent conveyances. The Debtors believe that the commencement of the Chapter 11 cases have vested exclusive standing to prosecute avoidance actions, including those asserted by the Indenture Trustee against the defendant Lenders in the Allwaste Avoidance Action, in the Debtors pursuant to the Bankruptcy Code. Therefore, the Debtors believe that the causes of action alleged in the Allwaste Avoidance Action are property of the Debtors' estates and that further prosecution of the Allwaste Avoidance Action is stayed. Under the terms of the Plan, the causes of action asserted by the Indenture Trustee against the defendant Lenders will be deemed to be settled and released as a consequence of the treatment of all claims and interests, including the claims of the Lenders and the holders of Old Debentures under the Plan. Therefore, if the Plan is confirmed and consummated, as of the plan implementation date, the Allwaste Avoidance Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the Allwaste Avoidance Action will not have a material adverse effect on the financial condition or results of operations of the Company.

3(C)

     In June 1997, pursuant to a share purchase agreement, Republic Environmental Systems, Inc. ("Republic") sold certain corporate entities to RESI Acquisition (Delaware), Inc. ("RESI"), for $17 million. As consideration for the transaction, RESI paid $8 million in cash and executed two promissory notes in favor of Republic in a combined amount of $9 million. After the notes were executed, the parties made several modifications to the payment schedule, allowing RESI extra time to fulfill its obligations. However, RESI eventually defaulted and Republic thereafter brought an action in the Superior Court of the State of Delaware against the Company and RESI to collect on the notes (the "US Republic Action"). In addition to the note involved in the US Republic Action, another note issued by Philip Enterprises Inc. in conjunction with the RESI acquisition exists and is the subject of litigation in Canada that has now been stayed in connection with the Canadian filing (the "Canadian Republic Action). The Company filed counterclaims alleging damages from the 1997 Share Purchase Agreement. On June 3, 1999, the court issued judgement granting Republic's Motion for Final Judgement on the Pleadings as to the notes and guaranty, and denying the Company's motion to dismiss. On June 4, 1999, RESI filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of the CCAA and Chapter 11 filings, US Republic Action and the Canadian Republic Action are now stayed. The claims of Republic are classified under the Plan as Class 7 Impaired Unsecured Claims, will receive the treatment afforded such claims, and will be discharged under the Plan as of the plan implementation date. Therefore, if the Plan is confirmed and consummated, as of the plan implementation date, the reorganized Debtors will have no liability as to the US Republic Action or the Canadian Republic Action and the actions will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved there can be no assurance that the US Republic Action or the Canadian Republic Action will not have a material adverse effect on the financial condition or results of operations of the Company.

3(D)

     In January 1999, Exxon Chemical Company ("Exxon") asserted a claim against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. In addition, in March 1999, Westlake PetroChemicals Corporation ("Westlake") commenced an action against Piping Companies, Inc. ("PCI"), an indirect wholly owned subsidiary of the Company, alleging that welding work conducted by PCI in December 1995 was defective and gave rise to a fire which caused considerable damage to Westlake's Sulfur, Louisiana ethylene plant. The Company has conducted a preliminary review of these claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. INCAT and PCI intend to vigorously defend the claims and believe that it may have insurance coverage for such claims. There can be no assurance, though, that the outcome of the claims will not have a material adverse effect upon the financial condition or results of operations of INCAT or PCI.

3(E)

     In November 1998, the Company ceased paying interest on its $1.0 billion in outstanding secured syndicated debt, which includes accrued but unpaid interest of $67.9 million, and stopped making payments on certain other unsecured debt and contractual obligations ("the Unsecured Obligations"). The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company. On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States each filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Court. The Company and substantially all of its wholly-owned subsidiaries located in Canada filed petitions under the Companies' Creditors Arrangement Act in Canada. Pursuant to the Plan, outstanding syndicated debt of $1 billion will be converted into $250 million of senior secured debt, $100 million in convertible secured payment in-kind debt and 91% of the common shares of the restructured Company. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Plan also provides for the conversion of liabilities subject to compromise of certain specified unsecured claims, excluding the syndicated debt, into $60 million of payment in-kind notes and 5% of the common shares of the restructured Company as of the plan implementation date. The implementation of the Plan is subject to the fulfillment of certain conditions. There can be no assurance that the Plan will be approved by the required stakeholders and the Courts. If the Plan is not approved, there can be no assurance that the Company will continue as a going concern. The Company is seeking to impair the Unsecured Obligations under the Plan. There can be no assurance that the Unsecured Obligations will be resolved as part of the Company's plan. If not resolved, Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

3(F)

     In January 1997, the State of Missouri brought an enforcement action against Solvent Recovery Company ("SRC"), an indirect wholly owned subsidiary of the Company, in state court alleging numerous violations of hazardous waste regulations at SRC's Kansas City, Missouri facility. Included were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit as well as allegations of numerous deficiencies under regulations and SRC's permit in the accumulation, record keeping, inspection, labelling, transportation and handling of such waste. SRC and the State of Missouri have agreed upon a payment of $225,000 to be made in two installments and a payment of approximately $125,000 which payment is suspended and will be waived if the facility remains in compliance with applicable federal and state environmental standards for three years. Philip does not expect that the matter will have a material adverse effect on its results of operations or financial position.

ITEM 2:  CHANGES IN SECURITIES

     None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Since June 30, 1998, the Company has not been in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company was not in compliance with the terms of its Credit Facility, the debt outstanding under the Credit Facility was classified as a current liability on the Company's Consolidated Balance Sheet at December 31, 1998.

     Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company and its direct and indirect wholly-owned subsidiaries and are secured by a pledge of the issued and outstanding securities of the Company's direct and indirect wholly-owned subsidiaries, and a charge over the present and future assets of the Company and its direct and indirect wholly-owned subsidiaries. The Credit Facility bears interest based on a moving grid. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility. Interest on the borrowings under the Credit Facility ceased to accrue at the filing date.

     The Plan sets forth a new capital structure for the Company and the conditions that govern the restructuring of approximately $1.0 billion in secured term loans outstanding, which includes accrued but unpaid interest, under the Credit Facility. Under the terms of the Plan, the lenders will convert the outstanding $1.0 billion of secured debt into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of the restructured Company. The secured payment in-kind debt is convertible into 25% of the common shares of the restructured Company on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years.

     On the acquisition of Allwaste, Inc. ("Allwaste") the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") which are due 2014. At any time up to and including June 1, 2014 the holder of any debenture will have the right to convert the principal amount of such debenture into common shares equal to the principal amount of the debenture surrendered for conversion divided by $19.5376. The debentures are redeemable for cash at the option of the Company. The debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the debenture issued, commencing June 1, 1999. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indenture. Interest accrued on the debenture as at June 30, 1999 is approximately $2 million. The amount of the debentures outstanding was classified as a current liability on the Consolidated Balance Sheet at December 31, 1998.

     Included in other long-term debt are promissory notes, relating to certain 1996 and 1997 acquisitions, totalling $16,000 which are in default as principal repayments required were not made. At December 1998, $11,000 of these notes were in default and therefore were classified as a current liability on the Company's December 31, 1998 Consolidated Balance Sheet.

     Included in the fixed rate secured loans are industrial development bonds totaling $7,700 which were in default as at December 31, 1998, and June 30, 1999 as principal repayments required were not made. Therefore, these loans have been classified as a current liability on the Company's Consolidated Balance Sheets at December 31, 1998 and June 30, 1999.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the second quarter of the fiscal year ending December 31, 1999.

ITEM 5:  OTHER INFORMATION

     None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1*     Articles of Amalgamation of Lincoln Waste Management Inc.
          (previous name of the Registrant) dated April 15, 1991
 3.2*     Articles of Amendment of the Registrant dated June 26, 1991
 3.3*     Articles of Amendment of the Registrant dated July 10, 1991
 3.4*     Articles of Amendment of the Registrant dated May 22, 1997
 3.5*     Bylaws of Lincoln Waste Management Inc. (previous name of
          the Registrant) dated August 16, 1990
 4.1*     Indenture dated as of June 1, 1989, 7 1/4% Convertible
          Subordinated Debentures due 2014 between Allwaste, Inc. and
          Texas Commerce Trust Company of New York
 4.2*     First Supplemental Indenture dated as of July 30, 1997
          supplementing and amending the June 1, 1989 Indenture
 4.3*     Specimen of Common Stock Certificate
10.1*     1991 Stock Option Plan
10.2*     1997 Amended and Restated Stock Option Plan

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.3+     Credit Agreement dated as of August 11, 1997 among Philip
          Services Corp., Philip Environmental (Delaware), Inc.,
          Canadian Imperial Bank of Commerce, Bankers Trust Company,
          Dresdner Bank of Canada, Dresdner Bank (AG/New York/New York
          Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
10.4*     Amending Agreement No. 1 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
10.5*     Amending Agreement No. 2 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
10.6**    Amending Agreement No. 3 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998
10.7***   Amending Agreement No. 4 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998
10.8-     Amending Agreement No. 5 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998
10.9-     Lock-up Agreement dated as of April 5, 1999 among Philip
          Services Corp. and certain lenders of Philip Services
          Corp.'s lending syndicate
10.10-    Proceeds Agreement dated as of April 5, 1999 among Canadian
          Imperial Bank of Commerce, in its capacity as Administrative
          Agent, Philip Services Corp. and certain subsidiaries of
          Philip Services Corp.
10.11     Joint Plan of Reorganization of Philip Services (Delaware)
          Inc. et al, United States Bankruptcy Court for the District
          of Delaware, Chapter 11, Case No 99-02385 (MFW) (Jointly
          Administered)
10.12     Disclosure Statement with respect to Joint Plan of
          Reorganization of Philip Services (Delaware) Inc. et al
          United States Bankruptcy Court for the District of Delaware,
          Chapter 11, Case No 99-02385 (MFW) (Jointly Administered)
10.13     Plan of Compromise and Arrangement dated July 15, 1999 of
          Philip Services Corp. and its Canadian Subsidiaries,
          Companies' Creditors' Arrangement Act, Ontario Superior
          Court of Justice (Commercial List), Court File
          No.:99-CL-3442
10.14     Credit Agreement dated as of June 28, 1999 between Philip
          Services Corp. and Philip Services (Delaware) Inc. as
          Debtors-In-Possession, the Subsidiaries of the Borrowers
          Named Therein as Subsidiary Guarantors, Bankers Trust
          Company as DIP Agent, Bankers Trust Company and Canadian
          Imperial Bank of Commerce as DIP Co-Arrangers, for the
          amount of $100,000,000.
10.15     Amendment to the Lockup Agreement dated June 21, 1999 among the Lenders under a Credit Agreement dated as of August 11,
          1997, as amended and Philip Services Corp.
21-       Subsidiaries of the Registrant
27        Financial Data Schedule

---------------

+ incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36549)

* incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

** incorporated by reference to the exhibits filed with the Company's Quarterly Report for the three months ended June 30, 1998.

*** incorporated by reference to the exhibits filed with the Company's Quarterly
    Report for the three months ended September 30, 1998.

- incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(B) REPORTS ON FORM 8-K

     Form 8-K dated July 12, 1999 relating to the Company's press releases in relation to (i) an amended Lock-Up Agreement entered into by the Company and the Company's lending syndicate, and (ii) the filing by the Company of a voluntary application to reorganize and voluntary petition under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto, Canada and under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware, respectively.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Philip Services Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP SERVICES CORP.

                                          By:     /s/ PHILLIP C. WIDMAN

                                            ------------------------------------
                                            Phillip C. Widman
                                            Executive Vice President and
                                            Chief Financial Officer

Dated: August 16, 1999

                             PHILIP SERVICES CORP.

VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

            COLUMN A                COLUMN B       COLUMN C -- ADDITIONS        COLUMN D        COLUMN E
--------------------------------  ------------   --------------------------   -------------   ------------
                                    BALANCE      CHARGED TO     CHARGED TO
                                  BEGINNING OF    COSTS AND       OTHER                       BALANCE, END
          DESCRIPTION                PERIOD       EXPENSES     ACCOUNTS(1)    DEDUCTIONS(2)    OF PERIOD
--------------------------------  ------------   -----------   ------------   -------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
June 30, 1999...................  (24,353,680)    (2,679,944)           --      3,923,220     (23,110,404)
December 31, 1998...............  (17,643,048)   (28,759,609)      113,746     21,935,231     (24,353,680)
December 31, 1997...............   (5,051,308)    (5,050,801)  (13,652,894)     6,111,955     (17,643,048)

---------------

(1) Opening balances in companies acquired in the year net of closing balances of companies sold in the year.
(2) Write-off of uncollectible accounts.

                                                                   EXHIBIT INDEX


 EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
 3.1    *  Articles of Amalgamation of Lincoln Waste Management Inc.
           (previous name of the Registrant) dated April 15, 1991
 3.2    *  Articles of Amendment of the Registrant dated June 26, 1991
 3.3    *  Articles of Amendment of the Registrant dated July 10, 1991
 3.4    *  Articles of Amendment of the Registrant dated May 22, 1997
 3.5    *  Bylaws of Lincoln Waste Management Inc. (previous name of the Registrant) dated August 16, 1990
 4.1    *  Indenture dated as of June 1, 1989, 7  1/4% Convertible
           Subordinated Debentures due 2014 between Allwaste, Inc. and
           Texas Commerce Trust Company of New York
 4.2    *  First Supplemental Indenture dated as of July 30, 1997
           supplementing and amending the June 1, 1989 Indenture
 4.3    *  Specimen of Common Stock Certificate
10.1    *  1991 Stock Option Plan
10.2    *  1997 Amended and Restated Stock Option Plan
10.3    +  Credit Agreement dated as of August 11, 1997 among Philip
           Services Corp., Philip Environmental (Delaware), Inc.,
           Canadian Imperial Bank of Commerce, Bankers Trust Company,
           Dresdner Bank of Canada, Dresdner Bank AG/New York/ New York
           Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
10.4    *  Amending Agreement No. 1 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
10.5    *  Amending Agreement No. 2 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
10.6   **   Amending Agreement No. 3 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998
10.7  ***  Amending Agreement No. 4 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998
10.8    -  Amending Agreement No. 5 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998
10.9    -  Lock-up Agreement dated as of April 5, 1999 among Philip
           Services Corp. and certain lenders of Philip Services
           Corp.'s lending syndicate
10.10   -  Proceeds Agreement dated as of April 5, 1999 among Canadian
           Imperial Bank of Commerce, in its capacity as Administrative
           Agent, Philip Services Corp. and certain subsidiaries of
           Philip Services Corp.
10.11      Joint Plan of Reorganization of Philip Services (Delaware) Inc. et
           al, United States Bankruptcy Court for the District of Delaware,
           Chapter 11, Case No 99-02385 (MFW) (Jointly Administered)
10.12      Disclosure Statement with respect to Joint Plan of Reorganization of
           Philip Services (Delaware) Inc. et al United States Bankruptcy Court
           for the District of Delaware, Chapter 11, Case No 99-02385 (MFW)
           (Jointly Administered)
10.13      Plan of Compromise and Arrangement dated July 15, 1999 of Philip
           Services Corp. and its Canadian Subsidiaries, Companies' Creditors'
           Arrangement Act, Ontario Superior Court of Justice (Commercial List),
           Court File No.:99-CL-3442
10.14      Credit Agreement dated as of June 28, 1999 between Philip Services
           Corp and Philip Services (Delaware) Inc. as Debtors-In-Possession,
           the Subsidiaries of the Borrowers Named Therein as Subsidiary
           Guarantors, Bankers Trust Company as DIP Agent, Bankers Trust Company
           and Canadian Imperial Bank of Commerce as DIP Co-Arrangers, for the
           amount of $100,000,000.
10.15      Amendment to the Lockup Agreement dated June 21, 1999 among the
           Lenders under a Credit Agreement dated as of August 11, 1997, as amended and Philip Services Corp.
21         Subsidiaries of the Registrant
27         Financial Data Schedule

__________

+ incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (Registration Statement No. 333-36549)

*    incorporated by reference to the exhibits filed with the Company's
     Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

** incorporated by reference to the exhibits filed with the Company's Quarterly Report for the three months ended June 30, 1998.

*** incorporated by reference to the exhibits filed with the Company's Quarterly Report for the three months ended September 30, 1998.

- incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.