Form 10-Q
period 1999-09-30
PHILIP SERVICES CORP
filed 1999-11-15
CIK 894076

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

               For the quarterly period ended September 30, 1999
                         Commission file number 0-20854

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

     The number of shares of Common Shares of the Registrant, outstanding at November 12, 1999 was 131,144,013.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REPORT INDEX

PART AND ITEM NO.                                                       PAGE NO.
-----------------                                                       --------
                        PART I -- Financial Information
Item 1.    Financial Statements
           Consolidated Balance Sheets as of September 30, 1999
             (unaudited) and December 31, 1998.........................        2
           Consolidated Statements of Earnings for the Three and Nine
             Months Ended September 30, 1999 and September 30, 1998
             (unaudited)...............................................        3
           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and September 30, 1998
             (unaudited)...............................................        4
           Notes to Consolidated Financial Statements (unaudited)......        5
Item 2.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................       21
Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk......................................................       31

                          PART II -- Other Information
Item 1.    Legal Proceedings...........................................       32
Item 2.    Changes in Securities.......................................       35
Item 3.    Defaults Upon Senior Securities.............................       35
Item 4.    Submission of Matters to a Vote of Securities Holders.......       36
Item 5.    Other Information...........................................       36
Item 6.    Exhibits and Reports on Form 8-K............................       36
           Signature...................................................       39

                             PHILIP SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
                                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and equivalents......................................     $   58,643     $   60,727
  Accounts receivable (net of allowance for doubtful
     accounts of $23,629; December 31, 1998 -- $24,354).....        286,001        302,204
  Inventory for resale......................................         34,121         32,633
  Other current assets......................................        155,763        185,390
                                                                 ----------     ----------
                                                                    534,528        580,954
Fixed assets................................................        340,455        416,936
Other assets................................................         72,815        100,967
                                                                 ----------     ----------
                                                                 $  947,798     $1,098,857
                                                                 ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise:
  Current Liabilities:
     Accounts payable.......................................     $  101,341     $   86,584
     Accrued liabilities....................................        117,484        182,707
     Current maturities of long-term debt...................         14,091      1,083,831
                                                                 ----------     ----------
                                                                    232,916      1,353,122
  Long-term debt............................................          4,904         13,715
  Deferred income taxes.....................................         16,935         15,982
  Other liabilities.........................................         95,059        109,163
Liabilities Subject to Compromise (Note 6)..................      1,136,468             --
Contingencies
Shareholders' equity (deficit)..............................       (538,484)      (393,125)
                                                                 ----------     ----------
                                                                 $  947,798     $1,098,857
                                                                 ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                                  ---------------------   -----------------------
                                                    1999        1998         1999         1998
                                                  ---------   ---------   ----------   ----------
Revenue........................................   $358,067    $422,876    $1,055,481   $1,505,648
Operating expenses.............................    324,941     352,232       925,327    1,255,324
Special charges (Note 10)......................         --     356,633            --      356,633
Selling, general and administrative costs......     36,167     110,014       136,244      216,452
Depreciation and amortization..................     13,259      25,886        41,664       75,664
                                                  --------    --------    ----------   ----------
Loss from operations...........................    (16,300)   (421,889)      (47,754)    (398,425)
Interest expense...............................        591      20,275        52,490       53,297
Other income and expense -- net................     (1,981)     19,191        (3,409)         726
Cumulative effect of change in accounting
  principle (Note 11)..........................         --          --         1,543           --
                                                  --------    --------    ----------   ----------
Loss from continuing operations before tax and
  reorganization costs.........................    (14,910)   (461,355)      (98,378)    (452,448)
Reorganization costs (Note 12).................     64,032          --        78,356           --
Income taxes...................................      1,237      37,224         5,587       35,007
                                                  --------    --------    ----------   ----------
Loss from continuing operations................    (80,179)   (498,579)     (182,321)    (487,455)
Discontinued operations (net of tax) (Note
  2)...........................................     (3,064)   (146,820)       34,668     (231,522)
                                                  --------    --------    ----------   ----------
Net loss.......................................   $(83,243)   (645,399)   $ (147,653)  $ (718,977)
                                                  ========    ========    ==========   ==========
Basic and diluted earnings (loss) per share
  Continuing operations........................   $  (0.61)   $  (3.80)   $    (1.39)  $    (3.72)
  Discontinued operations......................      (0.02)      (1.12)         0.26        (1.76)
                                                  --------    --------    ----------   ----------
                                                  $  (0.63)   $  (4.92)   $    (1.13)  $    (5.48)
                                                  ========    ========    ==========   ==========
Weighted average number of common shares
  outstanding (000's)..........................    131,144     131,144       131,144      131,126
                                                  ========    ========    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED IN THOUSANDS OF U.S. DOLLARS)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30
                                                               ---------------------
                                                                 1999        1998
                                                               ---------   ---------
OPERATING ACTIVITIES
Net loss from continuing operations.........................   $(182,321)  $(487,455)
Items included in earnings not affecting cash
  Depreciation and amortization.............................      41,664      55,810
  Amortization of goodwill..................................          --      19,854
  Accrued but unpaid interest (Note 6a).....................      49,540          --
  Deferred income taxes.....................................       2,135      31,129
  Writedown of investments..................................       4,220          --
  Gain on sale of assets....................................      (3,523)    (16,843)
  Non-cash reorganization costs.............................      64,239          --
  Special charges (Note 10).................................          --     447,897
                                                               ---------   ---------
Cash flow from continuing operations........................     (24,046)     50,392
Changes in non-cash working capital.........................      11,571    (103,298)
                                                               ---------   ---------
Cash used in continuing operating activities................     (12,475)    (52,906)
Cash provided by (used in) discontinued operating
  activities................................................       2,834     (11,077)
                                                               ---------   ---------
Cash used in operating activities...........................      (9,641)    (63,983)
                                                               ---------   ---------
INVESTING ACTIVITIES
Proceeds from sale of operations............................      23,085     104,922
Acquisitions -- including acquired cash (bank
  indebtedness).............................................          --     (21,483)
Purchase of fixed assets....................................     (21,711)    (46,951)
Proceeds from sale of fixed assets..........................      12,292      23,798
Other -- net................................................        (295)    (24,780)
                                                               ---------   ---------
Cash provided by continuing investing activities............      13,371      35,506
Cash provided by (used in) investing activities of
  discontinued operations...................................      66,969     (13,315)
                                                               ---------   ---------
Cash provided by investing activities.......................      80,340      22,191
                                                               ---------   ---------
FINANCING ACTIVITIES
Proceeds from long-term debt................................         140     176,962
Principal payments on long-term debt........................     (75,438)    (93,007)
Common shares issued for cash...............................          --         566
                                                               ---------   ---------
Cash provided by (used in) continuing financing
  activities................................................     (75,298)     84,521
Cash provided by (used in) financing activities of
  discontinued operations...................................       2,515     (21,283)
                                                               ---------   ---------
Cash provided by (used in) financing activities.............     (72,783)     63,238
                                                               ---------   ---------
Net change in cash for the period...........................      (2,084)     21,446
Cash and equivalents, beginning of period...................      60,727      27,391
                                                               ---------   ---------
Cash and equivalents, end of period.........................   $  58,643   $  48,837
                                                               =========   =========

   The accompanying notes are an integral part of these financial statements.

                             PHILIP SERVICES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Philip Services Corp. and its subsidiaries (the "Company") and have been prepared in U.S. dollars using accounting principles generally accepted in the United States. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see
Note 1 of Notes to the Company's audited Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

     The consolidated financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months and nine months ended September 30, 1999 and September 30, 1998.

     For all periods presented, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements disclose the Utilities Management division sold in May 1999 and the Company's Copper and Non-ferrous operations discontinued in 1998 as discontinued operations, as discussed in Note 2.

BANKRUPTCY FILING AND PLAN OF REORGANIZATION

     On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States (the "U.S. Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). The Company and substantially all of its wholly-owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangement Act ("CCAA") in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date. The U.S. Debtors and the Canadian Debtors (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the U.S. Court and Canadian Court (collectively the "Courts"). Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Courts. The Debtors are authorized to continue to pay in the ordinary course of their business both the pre-petition and post-petition claims of trade creditors who continue to supply trade credit on terms at least as favourable as those previously extended and to pay the outstanding and future wages, salaries, employee benefits and other like amounts due or accruing to current employees. With the interim and final orders received in July 1999, the Courts have also authorized and directed the Debtors to enter into debtor-in-possession ("DIP") financing which will provide financing of up to $100 million and allows the Debtors access to $93 million of proceeds remaining from previous sales of non-core assets. As of September 30, 1999, the Company has drawn $52.2 million of these proceeds and except for up to $20 million in letters of credit, no amounts can be drawn on the DIP facility until all of the asset proceeds are utilized.

     On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the "U.S. Plan") with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. The motions were brought by, among others, certain of the Company's creditors claiming contribution and indemnity from the Company, including Deloitte & Touche LLP, the underwriters of the Company's November 1997 public offering (the "Underwriters") and certain former directors and officers. In respect of the August 1999 motions, it was held that the Canadian Plan as initially filed, failed to comply with the procedural and statutory requirements of the CCAA

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION (continued)
regime. As a result of the decision, the Company filed a plan in the U.S. Court on September 21, 1999 (the "Amended U.S. Plan") and an amended plan in the Canadian Court on September 24, 1999 (the "Amended Canadian Plan"). In summary, the Amended Canadian Plan provided that in order for the Company to be able to propose a restructuring plan to its unsecured creditors, the Company had to by October 27, 1999, either (a) arrive at a settlement with each of the contribution and indemnity claimants or (b) agree with each of the contribution and indemnity claimants as to the amount of each of their claims and have the agreement of each such claimant that they would vote in favour of the plan. In an attempt to arrive at a global settlement and therefore meet the conditions of the Amended Canadian Plan, a mediation was held on October 25th and October 26th, 1999 involving various parties. As the mediation was unsuccessful, the Company brought a motion returnable November 1, 1999, to cancel the meeting of the affected unsecured creditors scheduled for November 2, 1999 and filed a Supplement to the Amended Canadian Plan (the "Canadian Plan Supplement"). The Canadian Plan Supplement amended and restated the Amended Canadian Plan such that the only affected class of creditors is the holders of secured lender claims and unsecured creditors would no longer be affected. The Canadian Plan Supplement provides that substantially all of the assets of the Canadian debtors will be transferred to new companies that, on the implementation of the Amended U.S. Plan will be wholly owned subsidiaries of Philip Services (Delaware), Inc ("PSI"). All the shares held by the Company in PSI will be cancelled under the Amended U.S. Plan. The motions brought by the Company, Deloitte & Touche LLP and the Underwriters were heard in the Canadian Courts on November 1, 1999 at which time the judge reserved decision until November 5, 1999. On November 3, 1999 a hearing was held in the U.S. Court to consider confirmation of the Amended U.S. Plan. At that hearing, the U.S. court overruled all remaining objections to the Amended U.S. Plan and scheduled a hearing on November 30, 1999 to review the terms of the exit facility. On November 4, 1999, the Canadian Court allowed the motion to cancel the meeting of the unsecured creditors in Canada and the motions of Deloitte & Touche LLP and the Underwriters were dismissed. On November 5, 1999, the Company's lenders voted to approve the Canadian Plan Supplement. As the judge has dismissed the only outstanding objections to the Company completing its financial reorganization under the CCAA, a hearing will be scheduled in the Canadian Court to sanction the Canadian Plan Supplement.

     The Amended U.S. Plan and the Canadian Plan Supplement (collectively the "Plan") provides that the existing syndicated debt of approximately $1 billion be converted into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of PSI. The payment in-kind debt is convertible into 25% of the common shares of PSI on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Plan also provides for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment in-kind notes and 5% of the common shares of PSI as of the plan implementation date. Certain holders of the unsecured claims to be compromised may elect to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes to be issued shall not exceed $18 million. The Company has also reached an agreement in principle with the Canadian and U.S. class action plaintiffs to settle all class action claims for 1.5% of the common shares of PSI. This agreement is subject to final documentation and the approval of the Courts. Other potential equity claimants will receive 0.5% of the common shares of PSI and existing shareholders will receive 2% of the common shares of PSI. The Plan provides that the Board of Directors of PSI consists of nine directors who will be nominated by the new 91% shareholders (i.e., the lenders). The nominees will include two members of the existing Board and two members will be nominated by High River Limited Partnership ("High River") provided that High River and any lender acting in concert with it beneficially own at least 25% of the syndicated debt.

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION (continued)
     These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which in this situation assumes that the Company will realize the carrying value of its assets, and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, as a result of the filings and the circumstances relating to this event, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Furthermore, the Company's ability to continue as a going concern is dependent upon the confirmation of the Plan by the Courts, achievement of profitable operations and the ability to generate sufficient cash from operations and financing sources to meet obligations. While under protection and with the approval of the Courts, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, implementation of the Plan could materially change the amounts and classifications reported in the consolidated financial statements. The financial statements do not give effect to any adjustments to the carrying value of assets or amounts and priority of liabilities that might be necessary as a consequence of the Plan and the application of fresh start accounting. These financial statements do not reflect the adjustments and disclosures that would be necessary if the Plan were not confirmed.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and judgments made in preparing these financial statements which include assumptions made concerning the acceptance of the Plan.

REFLECTING THESE EVENTS IN THE FINANCIAL STATEMENTS

     In preparing the Company's financial statements, management has assessed the degree to which the events or changes in circumstances impact the recoverability of the carrying amount of the Company's assets and the amounts owing to lenders and creditors.

     The Company's financial statements as of September 30, 1999 have been presented in conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires that the amounts owing to the Company's lending syndicate as well as any other pre-petition liabilities that are subject to compromise under the Plan be segregated in the Company's Consolidated Balance Sheet as liabilities subject to compromise and the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statement of Earnings. The liabilities are recorded at the amounts expected to be allowed as claims by the Courts, rather than the amounts for which those allowed claims may ultimately be settled. As the claims are settled, the amounts included in the Consolidated Balance Sheet at September 30, 1999, as liabilities subject to compromise, may be subject to adjustment.

2.   DISCONTINUED OPERATIONS (in thousands)

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

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

2.   DISCONTINUED OPERATIONS (in thousands) (continued)
     Revenue from the Non-Ferrous, Copper and Utilities Management operations, net of intercompany revenue, was $8,228 and $66,468 for the three and nine months ended September 30, 1999, respectively. Net earnings from discontinued operations in the Consolidated Statement of Earnings is presented net of applicable income tax provision of nil and $674 for the three and nine months ended September 30, 1999, respectively. No interest or general corporate overhead was allocated to these discontinued operations.

     Revenue from the Non-Ferrous, Copper and Utilities Management operations, net of intercompany revenue, was $114,363 and $393,482 for the three and nine months ended September 30, 1998, respectively. Loss from discontinued operations in the Consolidated Statement of Earnings is presented net of applicable income tax provision of $47,212 and $48,409 for the three and nine months ended September 30, 1998, respectively.

3.   OTHER CURRENT ASSETS (in thousands)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
Restricted cash(a)..........................................      $ 77,579       $ 28,423
Work in progress............................................        16,489         17,209
Small parts and supplies....................................        17,531         18,128
Prepaid expenditures........................................        10,410         14,052
Non-trade receivables.......................................        13,682          9,911
Other.......................................................        17,096         13,149
Net current assets from discontinued operations(b)..........         2,976         84,518
                                                                  --------       --------
                                                                  $155,763       $185,390
                                                                  ========       ========

(a) Restricted cash represents funds used as collateral for letters of credit, and proceeds from the sale of assets which are currently held by the Company's lenders and to which the Company has access under a stipulation and order authorizing the use of cash collateral made by the U.S. Court on June 28, 1999.

(b) Net current assets from discontinued operations for December 31, 1998 include proceeds receivable of approximately $69,500 from the sale of the aluminum operations (Note 2).

4.   OTHER ASSETS (in thousands)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
Restricted investments(a)...................................      $32,430        $ 31,016
Deferred financing costs....................................           --             836
Investments.................................................       13,807          18,810
Other intangibles...........................................        5,551           9,046
Other.......................................................       21,027          28,089
Net long-term assets of discontinued operations.............           --          13,170
                                                                  -------        --------
                                                                  $72,815        $100,967
                                                                  =======        ========

(a) Restricted investments support the Company's self-insurance program and are invested and managed by the Company's wholly-owned insurance subsidiary.

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

5.   ACCRUALS (in thousands)

     Accrued liabilities consist of the following:

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
Accrued employee compensation and benefit costs.............      $ 27,360       $ 40,537
Accrued insurance costs.....................................        29,001         32,678
Accrued purchases...........................................        13,589         20,062
Income taxes payable........................................         8,147          8,058
Accrued restructuring costs.................................        10,674         17,520
Accrued other...............................................        28,713         63,852
                                                                  --------       --------
                                                                  $117,484       $182,707
                                                                  ========       ========

6.   LIABILITIES SUBJECT TO COMPROMISE (in thousands)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
Bank term loan(a)...........................................     $1,004,086     $       --
Convertible subordinated debentures(b)......................         27,609             --
Other long-term debt(c).....................................         24,137             --
Accrued liabilities.........................................         28,698             --
Other long-term liabilities.................................         27,460             --
Liabilities of discontinued operations......................         24,478             --
                                                                 ----------     ----------
                                                                 $1,136,468     $       --
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

     Borrowings under the Credit Facility are guaranteed, jointly and severally by the Company and its direct and indirect wholly-owned subsidiaries and are secured by a pledge of the issued and outstanding securities of the Company's direct and indirect wholly-owned subsidiaries, and a charge over the present and future assets of the Company and its direct and indirect wholly-owned subsidiaries. The Credit Facility bears interest based on a moving grid. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

6. LIABILITIES SUBJECT TO COMPROMISE (in thousands) (continued) activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility. Interest on the borrowings under the Credit Facility ceased to accrue at the filing date. The interest expense that would have accrued on the outstanding Credit Facility for the third quarter of 1999 was $23.9 million.

     The Plan sets forth a new capital structure for the Company and the conditions that govern the restructuring of approximately $1.0 billion in secured term loans outstanding, which includes accrued but unpaid interest, under the Credit Facility. Under the terms of the Plan, the lenders will convert the outstanding $1.0 billion of secured debt into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of PSI. The secured payment in-kind debt is convertible into 25% of the common shares of PSI on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years.

(b) On the acquisition of Allwaste, Inc. ("Allwaste") the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") which are due 2014. At any time up to and including June 1, 2014 the holder of any debenture will have the right to convert the principal amount of such debenture into common shares equal to the principal amount of the debenture surrendered for conversion divided by $19.5376. The debentures are redeemable for cash at the option of the Company. The debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the debenture issued, commencing June 1, 1999. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indenture. Interest accrued on the debenture as at September 30, 1999 is approximately $2 million. The amount of the debentures outstanding was classified as a current liability on the Consolidated Balance Sheet at December 31, 1998. Interest on the debenture ceased to accrue as of the filing date. The interest expense that would have accrued on the outstanding debenture for the third quarter of 1999 was $0.5 million.

(c) Included in other long-term debt are promissory notes, relating to certain 1996 and 1997 acquisitions, totalling $16,000 which are in default as principal repayments required were not made. At December 31, 1998, $11,000 of these notes were in default and therefore were classified as a current liability on the Company's December 31, 1998 Consolidated Balance Sheet.

     The Plan provides for the conversion of liabilities subject to compromise other than the Bank term loan into $60 million of unsecured payment in-kind notes and 5% of the common shares of PSI as of the plan implementation date. The holders of the liabilities to be compromised may elect to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes to be issued shall not exceed $18 million.

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

7.   LONG-TERM DEBT (in thousands)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
Bank term loan (Note 6a)....................................      $    --       $1,025,253
Convertible subordinated debentures (Note 6b)...............           --           25,609
Secured loans bearing interest at a weighted average fixed
  rate of 6.1% maturing at various dates up to 2020(a)......        9,344           12,431
Secured loans bearing interest at prime plus a weighted
  average floating rate of 0.7% maturing at various dates up
  to 2008...................................................        1,917            3,100
Loans unsecured, bearing interest at a weighted average
  fixed rate of 6.6%, maturing at various dates up to 2005
  (Note 6c).................................................          384           17,136
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004.....................................        7,350           12,800
Other.......................................................           --            1,217
                                                                  -------       ----------
                                                                   18,995        1,097,546
Less current maturities of long-term debt...................       14,091        1,083,831
                                                                  -------       ----------
                                                                  $ 4,904       $   13,715
                                                                  =======       ==========

(a) Included in the fixed rate secured loans are industrial development bonds totaling $7,700 which were in default as at December 31, 1998, and September 30, 1999 as principal repayments required were not made. Therefore, these loans have been classified as a current liability on the Company's Consolidated Balance Sheets at December 31, 1998 and September 30, 1999.

8.   SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except number of shares)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
Share capital...............................................     $1,351,482     $1,351,482
Retained earnings (deficit).................................     (1,820,799)    (1,673,146)
Cumulative foreign currency translation adjustment..........        (69,167)       (71,461)
                                                                 ----------     ----------
                                                                 $ (538,484)    $ (393,125)
                                                                 ==========     ==========

     The issued capital of the Company is comprised of 131,144,013 common shares (December 31, 1998 -- 131,144,013).

9.   CHANGES IN NON-CASH WORKING CAPITAL (in thousands)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                ---------------------
                                                                  1999        1998
                                                                --------    ---------
Accounts receivable.........................................    $    (84)   $  25,126
Inventory for resale........................................      (1,405)      14,030
Other.......................................................      31,896      (61,182)
Accounts payable and accrued liabilities....................     (16,284)     (73,130)
Income taxes................................................      (2,552)      (8,142)
                                                                --------    ---------
                                                                $ 11,571    $(103,298)
                                                                ========    =========

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

9. CHANGES IN NON-CASH WORKING CAPITAL (in thousands) (continued) STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 1999 and 1998 are as follows:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                                -----------------
                                                                 1999      1998
                                                                ------    -------
Supplemental Disclosures:
Interest paid...............................................    $2,182    $68,207
Income taxes paid...........................................     7,687         --
Non Cash Transactions:
Capital leases and debt obligations for the purchase of
  property and equipment....................................        --      2,764
Debt and liabilities incurred or assumed in acquisitions....        --        189
Notes receivable for the sale of equipment..................     1,875         --

10. SPECIAL CHARGES (in thousands)

1998

     The following table summarizes the special charges recorded by the Company in the three and nine months ended September 30, 1998 and identifies where they are disclosed in the Statements of Earnings:

Asset impairments and other costs recorded as special
charges(a)..................................................    $356,633
Costs recorded as selling, general and administrative
  expenses(b)...............................................      53,000
Writedowns of investments recorded as other income and
  expenses(c)...............................................      38,250
                                                                --------
Pre-tax.....................................................    $447,883
                                                                ========
After tax...................................................    $447,883
                                                                ========

(a) For the nine months ended September 30, 1998, the Company recorded a charge of $356,633 reflecting the effects of (i) decisions made with respect to the potential disposition of certain operations, (ii) impairments of fixed assets and related goodwill resulting both from decisions to exit various business locations or activities and dispose of the related assets, and
    (iii) assessments of the recoverability of fixed assets and the related goodwill of business units in continuing use as a result of the significant deterioration in metal markets and business operations of the Company in the third quarter of 1998.

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

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

10. SPECIAL CHARGES (in thousands) (continued)
     The special charges related to asset impairments and other costs are comprised of the following items:

Business units, locations or activities to be exited:
  Fixed assets written down to estimated net realizable
     value of $4,900....................................    $ 12,000
  Future lease and other exiting costs..................       8,400
Business units to be continued:
  Goodwill written off..................................     325,000
  Fixed assets written down to estimated net realizable
     value of $1,000....................................      11,233
                                                            --------
                                                            $356,633
                                                            ========

(b) Included in selling, general and administrative costs in the three months ended September 30, 1998 are costs of $20,000 relating to charges for financing fees and debt restructuring costs. Deferred financing costs which were previously amortized over the life of the credit agreement were written off as the existing credit agreement will be replaced. The Company's financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in customer market conditions necessitated the recording of an additional provision for doubtful accounts of $25,000. The remainder of the charges recorded in selling, general and administrative costs related to severance payments and other costs recorded in the three months ended September 30, 1998 relating to ongoing cost reduction measures and restructuring.

(c) The Company's 24.2% investment in Innovative Valve Technologies Inc. ("Invatec"), is accounted for using the equity method of accounting. Invatec is a publicly traded company which provides comprehensive maintenance repair, replacement and value-added distribution services of industrial valves and process system components. The reduction in carrying value of $25,000 at September 30, 1998 recognized a potentially long-term impairment in value which was reflected by the market performance of Invatec's shares.

     The Company's investment in Strategic Holdings Inc., which was accounted for at cost, was divested in the fourth quarter of 1998 for less than its book value. Accordingly, a writedown of the investment of $13,250 was recorded in the three months ended September 30, 1998 as part of Other income and expense-net.

11. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY

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

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

12. REORGANIZATION COSTS (in thousands)

     The expenses resulting from the Company's reorganization filings has been segregated from expenses related to operations in the accompanying Statements of Earnings and includes the following:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                           ------------------    ------------------
Write-off of unamortized debt issue costs on
subordinated debentures................................         $    --               $   800
Provision for future lease rejections..................              --                 6,164
Provision for litigation claims........................              --                 6,360
Assets written down to net realizable value............          49,915                49,915
Professional fees......................................           6,839                 6,839
Employee retention and severance costs.................           6,424                 6,424
Other..................................................             854                 1,854
                                                                -------               -------
                                                                $64,032               $78,356
                                                                =======               =======

13. COMPREHENSIVE INCOME (in thousands)

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the Company is as follows:

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30              SEPTEMBER 30
                                               ---------------------    ----------------------
                                                 1999        1998         1999         1998
                                               --------    ---------    ---------    ---------
Net loss...................................    $(83,243)   $(645,399)   $(147,653)   $(718,977)
Other comprehensive income, net of tax:
  Translations adjustments.................       2,836      (16,454)       2,294      (28,939)
                                               --------    ---------    ---------    ---------
Comprehensive loss.........................    $(80,407)   $(661,853)   $(145,359)   $(747,916)
                                               ========    =========    =========    =========

14. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

15. SEGMENTED INFORMATION (in thousands)

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

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

15. SEGMENTED INFORMATION (in thousands) (continued)
     The Metals Services operations have two business segments, Ferrous Services and Industrial Metals Services ("IMS"). Ferrous services include the collection and processing of ferrous scrap materials for shipment to steel mills as well as significant brokerage services for scrap materials and primary metals. The IMS group provides mill services and engineering and consulting services.

                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                           --------------------------------------------------------------------------
                                         INDUSTRIAL                          CORPORATE
                           BY-PRODUCTS   OUTSOURCING   FERROUS                  AND
                            RECOVERY      SERVICES     SERVICES     IMS     ELIMINATIONS     TOTAL
                           -----------   -----------   --------   -------   ------------   ----------
Revenue..................   $112,392     $  598,887    $328,335   $15,867    $      --     $1,055,481
Income (loss) from
  operations.............       (909)       (15,726)      7,333    (5,613)     (32,839)       (47,754)
Total assets.............    119,136      1,200,595     267,906    11,549     (651,388)       947,798
Depreciation and
  amortization...........      6,004         22,725      10,688       259        1,988         41,664
Capital expenditures.....        882         14,428       5,507       702          192         21,711
Equity investments.......         --          3,109       4,643        --        3,569         11,321

                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                           --------------------------------------------------------------------------
                                         INDUSTRIAL                          CORPORATE
                           BY-PRODUCTS   OUTSOURCING   FERROUS                  AND
                            RECOVERY      SERVICES     SERVICES     IMS     ELIMINATIONS     TOTAL
                           -----------   -----------   --------   -------   ------------   ----------
Revenue..................   $152,974     $  706,871    $613,434   $32,369    $      --     $1,505,648
Income (loss) from
  operations.............      1,375         15,920    (317,239)     (883)     (97,598)      (398,425)
Total assets.............    169,928      1,699,135     508,153    32,640     (450,539)     1,959,317
Depreciation and
  amortization...........      8,018         34,434      24,615       950        7,647         75,664
Capital expenditures.....      1,936         24,188      18,021     2,034        3,536         49,715
Equity investments.......         --          8,369       3,167        --        4,833         16,369

     The geographical segmentation of the Company's business is as follows:

                                                               NINE MONTHS ENDED
                                              ----------------------------------------------------
                                                 SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                              ------------------------    ------------------------
                                                            LONG-LIVED                  LONG-LIVED
                                               REVENUE        ASSETS       REVENUE        ASSETS
                                              ----------    ----------    ----------    ----------
Canada....................................    $  142,639     $ 98,684     $  196,652     $129,802
United States.............................       834,762      245,655      1,224,109      317,143
Europe....................................        78,080       61,236         84,887       85,561
                                              ----------     --------     ----------     --------
                                              $1,055,481     $405,575     $1,505,648     $532,506
                                              ==========     ========     ==========     ========

16. CONTINGENCIES (in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations.

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

16. CONTINGENCIES (in thousands) (continued)
     Certain of the Company's facilities are contaminated primarily as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $66,832 (December 31, 1998 -- $66,097).

     As well, certain subsidiaries acquired by the Company have been named as potentially responsible or liable parties in connection with sites listed on the Superfund National Priority List ("NPL"). In the majority of the cases, the Company's connection with NPL sites relates to allegations that its subsidiaries or their predecessors transported waste to the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $20,592 (December 31, 1998 -- $20,827). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations of up to $35,000.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                             SEPTEMBER 30    DECEMBER 31
                                                                 1999           1998
                                                             ------------    -----------
Net current assets from discontinued operations..........      $ 1,400         $ 1,400
Accrued liabilities......................................        8,507           7,051
Other long-term liabilities..............................       76,131          78,473
Liabilities subject to compromise........................        1,386              --
                                                               -------         -------
                                                               $87,424         $86,924
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

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

16. CONTINGENCIES (in thousands) (continued)
     A claim brought under the Ontario Class Proceedings Act was commenced on October 26, 1998 against the Company, the underwriters of the Company's 1997 public offering and the Company's auditors. The claim was brought on behalf of persons in Canada who purchased common shares of the Company between November 6, 1997 and December 18, 1997 and also seeks damages on behalf of persons in Canada who purchased common shares between May 21, 1996 and April 23, 1998. The claim contains various allegations that are similar in nature to those made in the U.S. class action claims dismissed on May 4, 1999.

     On June 25, 1999, the Company, the U.S. class action plaintiffs and the Canadian class action plaintiffs entered into a memorandum of understanding (the "MOU") with respect to the settlement of the U.S. and Canadian class actions (collectively the "Security Claims"). The MOU provides that the U.S. and Canadian class action plaintiffs will receive 1.5% of the common shares of PSI in exchange for a release and discharge of all claims. The settlement contemplated by the MOU is subject to the execution of definitive documentation and to the approval of the U.S. Court and the Canadian Court. Additionally, the MOU provides that the Debtors will support a joint application for attorneys' fees and reasonable expenses of plaintiff's counsel not to exceed $575,000, subject to approval by the Courts, and which shall not be payable until after the plan implementation date. The claims and causes of actions against the Debtors described in the preceding two paragraphs are classified in the Amended U.S. Plan as Class 8B Securities Claims. Under the Amended U.S. Plan, the Securities Claims will be discharged as of the plan implementation date. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Plan is not confirmed there can be no assurance that the U.S. and Canadian class actions will not have a material adverse effect on the financial condition or results of operations of the Company.

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

     Under the Amended U.S. Plan, the claims in the Liff Actions and the Chazen Actions are classified as Class 8C claims. The Amended U.S. Plan provides that the claims against the Debtors arising from the Liff Actions and the Chazen Actions will be discharged on the plan implementation date. Therefore, if the Amended U.S. Plan is confirmed and consummated, after the plan implementation date, the claims arising from the Liff Actions and the Chazen Actions cannot be pursued against the reorganized Debtors. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the Liff Actions or Chazen Actions will not have a material adverse effect on the financial condition or results of operations of the Company.

(c) Upon the acquisition of Allwaste, the Company assumed the pre-existing indenture with respect to the Allwaste's 7 1/4% Convertible Subordinated Debentures ("Old Debentures") which are due in 2014. Effective December 1, 1998, the Company suspended payments of interest on the Old Debentures which created a default under the indenture. Following the Company's failure to cure the payment default within thirty days, on April 22, 1999, First Union National Bank (the "Indenture Trustee") invoked an acceleration clause and declared the principal of all the Old Debentures to be immediately due and payable. On April 27, 1999, the Indenture Trustee filed suit in the 11th Judicial District Court of Harris

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

16. CONTINGENCIES (in thousands) (continued)
     County, Texas seeking the full amount due and owing under the Old Debentures (the "Allwaste Collection Action").

     The commencement of the Chapter 11 cases automatically stayed the further prosecution of the Allwaste Collection Action. Moreover, the Debtors believe that the U.S. Court has exclusive jurisdiction over the causes of action asserted in the Allwaste collection action and that such matters will be adjudicated in the Chapter 11 cases by the U.S. Court. Under the Amended U.S. Plan, claims arising out of the Old Debentures are classified as Class 7 Impaired Unsecured Claims and will receive the treatment afforded such claims and will be discharged under the Amended U.S. Plan as of the plan implementation date. Therefore, if the Amended U.S. Plan is confirmed and consummated, after the plan implementation date, the Reorganized Debtors will have no liability as to the Old Debentures and the Allwaste Collection Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the Allwaste Collection Action will not have a material adverse effect on the financial condition or results of operations of the Company.

     On May 25, 1999, the Indenture Trustee filed suit against the Company and the Lenders in the 11th Judicial District Court of Harris County, Texas (the "Allwaste Avoidance Action") alleging that any and all liens, security interests, and obligations conveyed or transferred by the Company to its lending syndicate were avoidable as fraudulent conveyances. The Debtors believe that the commencement of the Chapter 11 cases have vested exclusive standing to prosecute avoidance actions, including those asserted by the Indenture Trustee against the defendant Lenders in the Allwaste Avoidance Action, in the Debtors pursuant to the Bankruptcy Code. Therefore, the Debtors believe that the causes of action alleged in the Allwaste Avoidance Action are property of the Debtors' estates and that further prosecution of the Allwaste Avoidance Action is stayed. Under the terms of the Amended U.S. Plan, the causes of action asserted by the Indenture Trustee against the defendant Lenders will be deemed to be settled and released as a consequence of the treatment of all claims and interests, including the claims of the Lenders and the holders of Old Debentures under the Amended U.S. Plan. Therefore, if the Amended U.S. Plan is confirmed and consummated, as of the plan implementation date, the Allwaste Avoidance Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the Allwaste Avoidance Action will not have a material adverse effect on the financial condition or results of operations of the Company.

(d) In June 1997, pursuant to a share purchase agreement, Republic Environmental Systems, Inc. ("Republic") sold certain corporate entities to RESI Acquisition (Delaware), Inc. ("RESI") for $17 million. As consideration for the transaction, RESI paid $8 million in cash and executed two promissory notes in favor of Republic in a combined amount of $9 million. After the notes were executed, the parties made several modifications to the payment schedule, allowing RESI extra time to fulfill its obligations. However, RESI eventually defaulted and Republic thereafter brought an action in the Superior Court of the State of Delaware against the Company and RESI to collect on the notes (the "U.S. Republic Action"). In addition to the note involved in the U.S. Republic Action, another note issued by Philip Enterprises Inc. in conjunction with the RESI acquisition exists and is the subject of litigation in Canada that has now been stayed in connection with the Canadian filing (the "Canadian Republic Action"). The Company filed counterclaims alleging damages from the 1997 Share Purchase Agreement. On June 3, 1999, the court issued judgement granting Republic's Motion for Final Judgement on the Pleadings as to the notes and guaranty, and denying the Company's motion to dismiss. On June 4, 1999, RESI filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of the CCAA and Chapter 11 filings,

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

16. CONTINGENCIES (in thousands) (continued)
     U.S. Republic Action and the Canadian Republic Action are now stayed. The claims of Republic, which are classified under the Amended U.S. Plan as Class 7 Impaired Unsecured Claims, will receive the treatment afforded such claims, and will be discharged under the Amended U.S. Plan as of the plan implementation date. Therefore, if the Amended U.S. Plan is confirmed and consummated, as of the plan implementation date, the reorganized Debtors will have no liability as to the U.S. Republic Action or the Canadian Republic Action and the actions will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the U.S. Republic Action or the Canadian Republic Action will not have a material adverse effect on the financial condition or results of operations of the Company.

(e) In January 1999, Exxon Chemical Company ("Exxon") asserted a claim against International Catalyst, Inc. ("INCAT"), an indirect wholly-owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. INCAT has conducted a preliminary review of these claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. INCAT intends to vigorously defend the claims and believes that it may have insurance coverage for such claims. There can be no assurance, though, that the outcome of the claims will not have a material adverse effect upon the financial condition or results of operations of INCAT.

(f) In November 1998, the Company ceased paying interest on its $1.0 billion in outstanding secured syndicated debt, which includes accrued but unpaid interest of $67.9 million, and stopped making payments on certain other unsecured debt and contractual obligations ("the Unsecured Obligations"). The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company. On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company and substantially all of its wholly-owned subsidiaries located in Canada commenced proceedings under the Companies' Creditors Arrangement Act in Canada on the same date. Pursuant to the Amended U.S. Plan, outstanding syndicated debt of $1 billion will be converted into $250 million of senior secured debt, $100 million in convertible secured payment in-kind debt and 91% of the common shares of PSI. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Amended U.S. Plan also provides for the conversion of certain specified impaired unsecured claims, into $60 million of payment in-kind notes and 5% of the common shares of PSI as of the plan implementation date. The implementation of the Amended U.S. Plan is subject to the fulfillment of certain conditions. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not approved, there can be no assurance that the Company will continue as a going concern. If the Amended U.S. Plan is not confirmed, the Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

(g) The Company's operations are subject to various comprehensive laws and regulations related to the protection of the environment. The Company's facilities are subject to periodic unannounced inspections by federal, provincial, state and local authorities to ensure compliance with operating permits and applicable laws and regulations. If violations are found or deficiencies, if any, are not remedied, an enforcement action could be commenced against the Company or the Company could be charged with an offense and may incur substantial fines. A charge is outstanding against the Company under the

                             PHILIP SERVICES CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

16. CONTINGENCIES (in thousands) (continued)
     Environmental Protection Act of Ontario in respect of a discharge in October 1997 of an odor from the Company's Vulcan Ave., Toronto, Ontario facility. The Company is also aware of ongoing investigations of certain of its facilities that could give rise to charges or the issuance of notices of violation. Based on the information available and reviews conducted by the Company, the Company does not expect the outstanding charge or the investigations of any single facility to give rise to monetary sanctions that would exceed $100,000.

(h) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

                             PHILIP SERVICES CORP.

                                     PART 1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three and nine months ended September 30, 1999 and 1998 and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The Company reports in U.S. dollars and in accordance with U.S. generally accepted accounting principles.

     The Company has not been in compliance with the provisions of its credit agreement since June 30, 1998. On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States (the "U.S. Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). The Company and substantially all of its wholly-owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date. The U.S. Debtors and the Canadian Debtors (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the U.S. Court and Canadian Court (collectively the "Courts"). Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Courts. The Debtors are authorized to continue to pay in the ordinary course of their business both the pre-petition and post-petition claims of trade creditors who continue to supply trade credit on terms at least as favourable as those previously extended and to pay the outstanding and future wages, salaries, employee benefits and other like amounts due or accruing to current employees.

     As a result of the financial uncertainty surrounding the Company, the results of operations for the three and nine months ended September 30, 1999 were significantly impacted by actions to retain customers, suppliers' tightening trade terms and employee attrition. Until this uncertainty is removed and the new capital and debt structure is in place, the reported financial information discussed herein may not be indicative of future operating results or future financial condition.

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

     The Company's operating expenses include direct labour, indirect labour, payroll related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional fees, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force. Professional fees related to restructuring of the Company incurred prior to the filing have been included in selling, general and administrative expenses in 1998 and 1999.

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

                                 THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                 -------------------------------   ---------------------------------
                                     1999             1998              1999              1998
                                 -------------   ---------------   ---------------   ---------------
                                 ($    )                MILLIONS   ($      )                MILLIONS
Revenue........................  $358.1   100%   $ 422.9    100%   $1,055.5   100%   $1,505.6   100%
Operating expenses.............   324.9    91%     352.3     84%      925.3    87%    1,255.3    83%
Special charges................      --     --     356.6     84%         --     --      356.6    24%
Selling, general and
  administrative costs.........    36.2    10%     110.0     26%      136.3    13%      216.5    14%
Depreciation and
  amortization.................    13.3     4%      25.9      6%       41.7     4%       75.7     5%
                                 ------   ----   -------   -----   --------   ----   --------   ----
Loss from operations...........   (16.3)   (5%)   (421.9)  (100%)     (47.8)   (4%)    (398.5)  (26%)
Interest expense...............     0.6     --      20.3      5%       52.5     5%       53.3     4%
Other income and expense-net...    (2.0)   (1%)     19.2      4%       (3.4)    --        0.7     --
Cumulative effect of change in
  accounting principle.........      --     --        --      --        1.5     --         --     --
                                 ------   ----   -------   -----   --------   ----   --------   ----
Loss from continuing operations
  before tax and reorganization
  costs........................   (14.9)   (4%)   (461.4)  (109%)     (98.4)   (9%)    (452.5)  (30%)
Reorganization costs...........    64.0    18%        --      --       78.4     8%         --     --
Income taxes...................     1.3     --      37.2      9%        5.6     --       35.0     2%
                                 ------   ----   -------   -----   --------   ----   --------   ----
Loss from continuing
  operations...................   (80.2)  (22%)   (498.6)  (118%)    (182.4)  (17%)    (487.5)  (32%)
Discontinued operations
  (net of tax).................    (3.0)   (1%)   (146.8)   (35%)      34.7     3%     (231.5)  (16%)
                                 ------   ----   -------   -----   --------   ----   --------   ----
Net loss.......................  $(83.2)  (23%)  $(645.4)  (153%)  $ (147.7)  (14%)  $ (719.0)  (48%)
                                 ======   ====   =======   =====   ========   ====   ========   ====

EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended September 30, 1999, the Company incurred a loss from continuing operations of $80.2 million or $0.61 per share including reorganization costs of $64 million. This compares to a loss from continuing operations of $498.6 million or $3.80 per share for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company incurred a loss from continuing operations of $182.4 million or $1.39 per share. This compares to a loss from continuing operations of $487.5 million or $3.72 per share for the nine months ended September 30, 1998.

OPERATING RESULTS

     The operating results for the Metals Services Group reflect the following:

                                                      THREE MONTHS ENDED SEPTEMBER 30
                                            ----------------------------------------------------
                                                      1999                       1998
                                            ------------------------   -------------------------
                                            FERROUS    IMS    TOTAL    FERROUS    IMS     TOTAL
                                            -------   -----   ------   -------   -----   -------
                                            ($    )                                     MILLIONS
Revenue..................................   $139.2    $ 5.3   $144.5   $ 133.2   $14.2   $ 147.4
Income (loss) from operations............      4.0     (1.4)     2.6    (341.8)   (2.0)   (343.8)
Income (loss) from operations excluding
  special charges........................      4.0     (1.4)     2.6      (2.1)    1.5      (0.6)

                                                       NINE MONTHS ENDED SEPTEMBER 30
                                            ----------------------------------------------------
                                                      1999                       1998
                                            ------------------------   -------------------------
                                            FERROUS    IMS    TOTAL    FERROUS    IMS     TOTAL
                                            -------   -----   ------   -------   -----   -------
                                            ($    )                                     MILLIONS
Revenue..................................   $328.3    $15.9   $344.2   $ 613.4   $32.4   $ 645.8
Income (loss) from operations............      7.3     (5.6)     1.7    (317.2)   (0.9)   (318.1)
Income (loss) from operations excluding
  special charges........................      7.3     (5.6)     1.7      22.5     2.6      25.1

     The decrease in revenue for the ferrous operations of $285.1 million for the nine months ended September 30, 1999, compared with the same period of 1998 relates primarily to the first six months of 1999 where there was a significant reduction in the average selling price of ferrous scrap from $144 per ton in the first six months of 1998 to $99 per ton. In addition, revenue has been impacted by the sale of the Company's steel distribution business in July 1998 and as well the ferrous operations' volumes have been adversely impacted by the negative financial situation of the Company. Income from operations excluding special charges as a percentage of revenue, was 2.2% for the nine months ended September 30, 1999, compared to 3.7% for the nine months ended September 30, 1998, respectively which reflects the lower prices and volumes. Income from operations for the three months ended September 30, 1999 was $4.0 million or 2.9% as a percentage of revenue compared to a loss from operations of $2.1 million or 1.6% in the same period of 1998. This improvement in profit is due to the increasing average price of ferrous scrap in the third quarter of 1999 compared to the third quarter of 1998 where the average price of ferrous scrap was decreasing.

     The revenue from the Industrial Metals Services operations decreased by $8.9 million and $16.5 million for the three and nine months ended September 30, 1999 respectively compared with the same period in 1998. Income (loss) from operations excluding special charges as a percentage of revenue was (26.4)% and (35.2)% for the three and nine months ended September 30, 1999, respectively compared to 10.6% and 8.0% for the three and nine months ended September 30, 1998 resulting from the failure to bring to fruition development projects due to the Company's financial uncertainty. Certain non-core components of the Industrial Metals Services group are being wound down, which is expected to be completed by year end.

     The operating results for the Industrial Services Group reflect the following:

                                                         THREE MONTHS ENDED SEPTEMBER 30
                                     -----------------------------------------------------------------------
                                                    1999                                 1998
                                     ----------------------------------   ----------------------------------
                                                   INDUSTRIAL                           INDUSTRIAL
                                     BY-PRODUCTS   OUTSOURCING            BY-PRODUCTS   OUTSOURCING
                                      RECOVERY      SERVICES     TOTAL     RECOVERY      SERVICES     TOTAL
                                     -----------   -----------   ------   -----------   -----------   ------
                                                                  ($ MILLIONS)
Revenue............................     $39.1        $174.5      $213.6      $58.1        $217.4      $275.5
Income (loss) from operations......       0.9         (15.6)      (14.7)       0.5          (7.7)       (7.2)
Income (loss) from operations
  excluding special charges........       0.9         (15.6)      (14.7)       0.5           8.7         9.2

                                                         NINE MONTHS ENDED SEPTEMBER 30
                                     -----------------------------------------------------------------------
                                                    1999                                 1998
                                     ----------------------------------   ----------------------------------
                                                   INDUSTRIAL                           INDUSTRIAL
                                     BY-PRODUCTS   OUTSOURCING            BY-PRODUCTS   OUTSOURCING
                                      RECOVERY      SERVICES     TOTAL     RECOVERY      SERVICES     TOTAL
                                     -----------   -----------   ------   -----------   -----------   ------
                                                                  ($ MILLIONS)
Revenue............................    $112.4        $598.9      $711.3     $153.0        $706.9      $859.9
Income (loss) from operations......      (0.9)        (15.7)      (16.6)       1.4          15.9        17.3
Income (loss) from operations
  excluding special charges........      (0.9)        (15.7)      (16.6)       1.4          32.3        33.7

     The revenue and income from operations for the nine months ended September 30, 1999 for the By-Products Recovery group have decreased compared to 1998 due to the fact that certain customers are reluctant to enter into service agreements until the uncertainty from the Company's reorganization filings is resolved. The increase in income from operations for the three months ended September 30, 1999 when compared to the same period in 1998 is due to cost reduction programs which have begun to take effect.

     Revenue for the Industrial Outsourcing Services operations decreased by $42.9 million and $108 million for the three and nine months ended September 30, 1999, respectively. Income (loss) from operations for the Industrial Outsourcing Services operations for the three months and nine months ended September 30, 1999 was impacted by $2.3 million and $6.7 million, respectively, related to Year 2000 costs and employee benefit liability adjustments. Income (loss) from operations as a percentage of revenue for the Industrial Outsourcing Services operations, excluding special charges and non-recurring costs, was (7.6)% and (1.5)% for the three and nine months ended September 30, 1999, respectively compared with 4.0% and 4.6% for the three and nine months ended September 30, 1998, respectively. The reorganization filings, which occurred at the beginning of the third quarter of 1999, had a significant impact on the revenue and profitability of the Industrial Outsourcing Services business. The perceived financial instability has caused customers to decline to consider the awarding of large outage service and fabrication contracts to the Company until it emerges from its financial restructuring process. In the first half of 1999, the operating results were also impacted by deteriorating market conditions in the petroleum refining sector caused by the instability of crude oil prices and the merger of key petroleum customers. For example, while oil and gas prices have been depressed, customers in this industry have elected to postpone significant maintenance and capital expenditures, including turnaround projects, which has reduced both revenue and profitability.

     Cash conservation measures by the Company have reduced the amount of capital expenditures for the first nine months of 1999. As a result, the operating results for both the Metals and Industrial Services groups have been impacted as higher repair and maintenance costs and rental expenses are being incurred.

SPECIAL CHARGES 1998

     For the nine months ended September 30, 1998, the Company recorded a charge of $356.6 million reflecting the effects of (a) decisions made with respect to the potential disposition of certain operations, (b) impairment of fixed assets and related goodwill resulting both from decisions to exit various business locations or activities and dispose of the related assets, and as a result of the significant deterioration in the metals market and business operations of the company in the third quarter of 1998 and, (c) assessments of the recoverability of fixed assets and the related goodwill of business units in continuing use, as a result of the significant deterioration in the metals markets and business operations of the Company in the third quarter of 1998.

     Included in selling, general and administrative costs in the three months ended September 30, 1998 are special charges of $53 million of which $20 million related to charges for financing fees and debt restructuring costs. On August 31, 1998, the Company filed its quarterly compliance certificate with its syndicate of lenders which indicated the Company was not in compliance with the provisions of its credit agreement. Deferred financing costs which were previously amortized over the life of the credit agreement were written off as the credit facility will be replaced with a new facility. In addition, the Company's financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in customer market conditions necessitated the recording of an additional provision for doubtful accounts of $25 million. The remainder of the charges recorded in selling, general and administrative costs related to severance payments and other costs recorded in the three months ended September 30, 1998 relating to ongoing cost reduction measures and restructuring.

     In the third quarter of 1998, the Company recorded writedowns on investments of $38.3 million in Other income and expense -- net. The Company's 24.2% investment in Innovative Valve Technologies Inc. ("Invatec"), is accounted for using the equity method of accounting. Invatec is a publicly traded company providing comprehensive maintenance, repair, replacement and value added distribution services of industrial valves and process system components. In 1998, Invatec was in default of its covenants with its lenders and was experiencing operating losses. The reduction in carrying value of $25 million gave effect to an other than temporary decline in value which was reflected by the market performance of Invatec's shares at Septem-ber 30, 1998. The Company's investment in Strategic Holdings, Inc., which was accounted for at cost, was sold in the fourth quarter of 1998 for less than its book value. Accordingly, a writedown of the investment of $13.3 million was recorded in the three months ended September 30, 1998 as part of Other income and expense -- net.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs as a percentage of revenue were 10% and 13% for the three and nine months ended September 30, 1999 respectively compared to 26% and 14% over the same periods in 1998. The higher costs in 1998 reflect the recording of special charges of $53 million in the third quarter as discussed above. Included in the nine months ended September 30, 1999 are professional fees of $13.0 million related to the financial restructuring of the Company and $5 million related to Year 2000 costs.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets and goodwill for the three and nine months ended September 30, 1999 was $13.3 million and $41.7 million respectively, representing a decrease of $12.6 million or 48.7% and $34.0 million or 44.9% over the same periods in 1998. This decrease was due to the write-offs of goodwill and fixed assets of $1.1 billion during 1998.

INTEREST EXPENSE

     Interest expense for the three and nine months ended September 30, 1999 was $0.6 million and $52.5 million, respectively. This decrease in interest expense of $19.7 million in the third quarter of 1999 compared with the same period of 1998 is the result of interest on the credit facility being stayed in the reorganization filings. The interest expense that would have accrued on outstanding debt is approximately $25 million. Although the interest expense was stayed in the third quarter of 1999, for the nine months ended September 30, 1999 the interest expense is approximately the same as the same period in 1998 since the borrowing rates in 1999 increased due to increases in the prime rate and an increase of 100 basis points in the June 1998 amendment to the Credit Facility. Although the Company suspended payments of interest under the Credit Facility in November 1998, all amounts owing were expensed and included in the balance of the bank term loan up to the date of the filings of June 25, 1999.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the nine months ended September 30, 1999 consists of gains on sale of assets of $3.5 million, a writedown of the investment in Innovative Valve Technologies Inc. of $4.2 million and interest and equity income on investments.

     Other income and expense -- net for the nine months ended September 30, 1998 consists primarily of net proceeds on the termination of the merger agreement to acquire Safety Kleen Corp. of $14.7 million, a gain of $17.2 million on the sale of the steel distribution business, writedowns in investments of $38.3 million as described in Special Charges, and interest and equity income on investments.

INCOME TAXES

     The Company is required to record a valuation allowance for deferred tax assets when management believes it is more likely than not that the asset will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that it is more likely than not that the Company will not realize the benefit of the Canadian and U.S. deferred tax debits which arose in the nine months ended September 30, 1999. The Company's plan to restructure the secured bank term loans in 1999 in accordance with the Plan indicated in Note 1 to the Consolidated Financial Statements appearing elsewhere herein, may result in a gain that will be sufficient to utilize the deferred tax assets. However, given that this gain is contingent on Court confirmation, the Company has not recorded the gain nor the related deferred tax assets. The valuation allowance recorded as of September 30, 1999 is $283 million.

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

     Since June 30, 1998, the Company has not been in compliance with certain covenants in the Credit Facility, including the financial covenants, which require the Company to maintain a specified interest coverage ratio, debt to EBITDA ratio, fixed charge ratio and working capital ratio. As the Company was not in compliance with the terms of the Credit Facility, the debt outstanding under the Credit Facility was classified as a current liability on the Company's Consolidated Balance Sheet at December 31, 1998. The debt outstanding under the Credit facility is classified as a Liability Subject to Compromise on the Company's Consolidated Balance Sheet at September 30, 1999. In June 1998, the Credit Facility was reduced from $1.5 billion to $1.2 billion, the interest rate charged was increased by 100 basis points, the Company was permitted access to $60 million of the proceeds arising from an asset disposition of which $20 million was allocated to provide collateral for letters of credit and the Company agreed to a standstill until September 30, 1998 respecting the incurrence of additional debt and the occurrence of dispositions or acquisitions. On October 20, 1998, the Credit Facility was further amended to permit the use of the letter of credit facility for general corporate and other purposes and to extend the Company standstill on certain activities until June 30, 1999. In November 1998, the Company suspended payments of interest under the Credit Facility.

     On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Court. The Company and substantially all of its wholly-owned subsidiaries located in Canada filed petitions under the Companies' Creditors Arrangement Act in Canada in the Canadian Court on the same date. The Debtors are currently operating as debtors-in-possession under the supervision of the Courts. Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Courts. The Debtors are authorized to continue to pay in the ordinary course of their business both the pre-petition and post-petition claims of trade creditors who continue to supply trade credit on terms at least as favourable as those previously extended and to pay the outstanding and future wages, salaries, employee benefits and other like amounts due or accruing to current employees. With the interim and final orders received in July 1999, the Courts have also authorized and directed the Debtors to enter into debtor-in-possession ("DIP") financing which will provide financing of up to $100 million and allows the Debtors access to $93 million of proceeds remaining from previous sales of non-core assets. As of September 30, 1999, the Company has drawn $52.2 million of these proceeds and except for up to $20 million in letters of credit, no amounts can be drawn on the DIP facility until all of the asset proceeds are utilized.

     On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the "U.S. Plan") with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. The motions were brought by, among others, certain of the Company's creditors claiming contribution and indemnity from the Company, including Deloitte & Touche LLP, the underwriters of the Company's November 1997 public offering (the "Underwriters") and certain former directors and officers. In respect of the August 1999 motions, it was held that the Canadian Plan as initially filed, failed to comply with the procedural and statutory requirements of the CCAA regime. As a result of the decision, the Company filed a plan in the U.S. Court on September 21, 1999 (the "Amended U.S. Plan") and an amended plan in the Canadian Court on September 24, 1999 (the "Amended Canadian Plan"). In summary, the Amended Canadian Plan provided that in order for the

Company to be able to propose a restructuring plan to its unsecured creditors, the Company had to by October 27, 1999, either (a) arrive at a settlement with each of the contribution and indemnity claimants or (b) agree with each of the contribution and indemnity claimants as to the amount of each of their claims and have the agreement of each such claimant that they would vote in favour of the plan. In an attempt to arrive at a global settlement and therefore meet the conditions of the Amended Canadian Plan, a mediation was held on October 25th and October 26th, 1999 involving various parties. As the mediation was unsuccessful, the Company brought a motion returnable November 1, 1999, to cancel the meeting of the affected unsecured creditors scheduled for November 2, 1999 and filed a Supplement to the Amended Canadian Plan (the "Canadian Plan Supplement"). The Canadian Plan Supplement amended and restated the Amended Canadian Plan such that the only affected class of creditors is the holders of secured lender claims and unsecured creditors would no longer be affected. The Canadian Plan Supplement provides that substantially all of the assets of the Canadian debtors will be transferred to new companies that, on the implementation of the Amended U.S. Plan will be wholly owned subsidiaries of Philip Services (Delaware), Inc ("PSI"). All the shares held by the Company in PSI will be cancelled under the Amended U.S. Plan. The motions brought by the Company, Deloitte & Touche LLP and the Underwriters were heard in the Canadian Courts on November 1, 1999 at which time the judge reserved decision until November 5, 1999. On November 3, 1999 a hearing was held in the U.S. Court to consider confirmation of the Amended U.S. Plan. At that hearing, the U.S. court overruled all remaining objections to the Amended U.S. Plan and scheduled a hearing on November 30, 1999 to review the terms of the exit facility. On November 4, 1999, the Canadian Court allowed the motion to cancel the meeting of the unsecured creditors in Canada and the motions of Deloitte & Touche LLP and the Underwriters were dismissed. On November 5, 1999, the Company's lenders voted to approve the Canadian Plan Supplement. As the judge has dismissed the only outstanding objections to the Company completing its financial reorganization under the CCAA, a hearing will be scheduled in the Canadian Court to sanction the Canadian Plan Supplement.

     The Amended U.S. Plan and the Canadian Plan Supplement (collectively the "Plan") provides that the existing syndicated debt of approximately $1 billion be converted into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of PSI. The payment in-kind debt is convertible into 25% of the common shares of PSI on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Plan also provides for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment in-kind notes and 5% of the common shares of PSI as of the plan implementation date. Certain holders of the unsecured claims to be compromised may elect to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes to be issued shall not exceed $18 million. The Company has also reached an agreement in principle with the Canadian and U.S. class action plaintiffs to settle all class action claims for 1.5% of the common shares of PSI. This agreement is subject to final documentation and the approval of the Courts. Other potential equity claimants will receive 0.5% of the common shares of PSI and existing shareholders will receive 2% of the common shares of PSI. The Plan provides that the Board of Directors of PSI consists of nine directors who will be nominated by the new 91% shareholders (i.e., the lenders). The nominees will include two members of the existing Board and two members will be nominated by High River Limited Partnership ("High River") provided that High River and any lender acting in concert with it beneficially own at least 25% of the syndicated debt.

     On the acquisition of Allwaste Inc. ("Allwaste"), the Company assumed the pre-existing indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("old debenture") of $25.6 million which are due 2014. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created default under the indenture. Interest accrued on the debenture as at September 30, 1999 is approximately $2.0 million. The amount of the debentures is classified as a Liability Subject to Compromise at September 30, 1999 and was classified as a current liability on the Consolidated Balance Sheet at December 31, 1998.

     Liabilities Subject to Compromise include promissory notes relating to certain 1996 and 1997 acquisitions totalling $16.0 million which were in default as principal repayments required were not made. At

December 31, 1998 $11.0 million of these notes were in default and therefore, were classified as a current liability.

     The fixed rate secured loans include industrial development bonds totalling $7.7 million which are in default as at September 30, 1999 and December 31, 1998 since principal repayments required were not made.

     The Company believes that cash generated from operations and the proceeds from the sale of operations together with amounts available under the debtor-in possession facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $21.7 million for the nine month period ending September 30, 1999 compared to $49.7 million for the same period in 1998.

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

     Each area must follow the seven phases of the Company's Year 2000 methodology: awareness, inventory, assessment, planning, remediation, testing, and implementation. Each phase requires a sign off from the location manager, with a final sign off authorized by the Regional Vice President. The Year 2000 Quality Assurance team also reviews and or approves all deliverables and signs off on completion.

     The Company's numerous locations both in North America and Europe have completed the awareness, inventory, assessment and planning stages with the majority of the work effort complete in remediation/testing and implementation stages. The project schedule indicates all locations will be materially compliant by November 15, 1999 with continued testing until the end of the year. From November 1st to the end of the calendar year the Company will be ensuring that all documentation is in place. The Year 2000 team will continue to monitor the process into the New Year.

COSTS

     The total costs for the three and nine months ended September 30, 1999 for the Year 2000 project were $2.1 million and $5 million, respectively and all costs were expensed as incurred. Total costs to date for the Year 2000 project has been $10 million.

     Management has estimated the balance of the costs to complete the project to be approximately $3.5 million including approximately $1 million in costs for software and hardware upgrades based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

CONTINGENCY PLANS

     The Year 2000 project will have contingency plans in place for all four major sections of the project. Contingency plans are in the development stage while all environmental sites have emergency response and contingency plans in place as part of their regular practice. Specifically, the Year 2000 project team has developed contingency plans for all systems assessed to be critical to the business. A standard contingency plan has been developed and is being used to develop site specific contingency plans, if required. The Company has an Emergency Response team established to be available to assist with any issues arising during the Year 2000 transition period and additional resources will be on call to assist the team, if necessary. Alternative energy and communication equipment will be available should critical systems require support.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. The effect on the Company of the adoption of this standard is not anticipated to be material. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which extended the effective date of implementation to fiscal years beginning after June 15, 2000.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. When used in this document, the words "anticipate," "believe" "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others: (1) ability to continue as a going concern is dependent upon restructuring; (2) disruption of operations due to restructuring; (3) control of PSI's Board of Directors by the Company's lending syndicate; (4) effect of financial uncertainty on future operating results; (5) outcome of legal proceedings may have a material adverse effect on results of operations; (6) ability to trade common shares in the United States; (7) risks associated with acquisitions including potential future liabilities; (8) heightened competition, including the intensification of price competition and the entry of new competitors; (9) dependence on outsourcing and vendor reduction trends; (10) environmental and regulatory risks; (11) closure costs for the Company's operating sites may exceed bonding amounts; (12) loss of key employees; (13) commodity price and credit risks; (14) failure to obtain new customers or retain existing customers; (15) general economic and business conditions which are less favourable than expected; (16) the Year 2000 issue and
(17) unanticipated changes in industry trends. These factors and other risks are discussed in the Company's Form 10-K for the fiscal year ended December 31, 1998 as well as from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Philip does not intend, and does not assume any obligation, to update these forward-looking statements.

                             PHILIP SERVICES CORP.

PART 1, ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

     Substantially all of the Company's long-term debt bears interest at a floating rate determined based on the U.S. prime lending rate. The debt structure contemplated by the Plan provides for a fixed rate of interest to be used on the majority of the debt, effective on the plan implementation date, which will significantly reduce the Company's exposure to interest rate risk. At September 30, 1999, the Company had no interest swaps outstanding.

COMMODITY PRICE RISK

     In December 1998, the Company made the decision to discontinue the Non-Ferrous and Copper Operations of its Metals Services group which were the operations with the most sensitivity to commodity prices for copper and aluminum. Therefore, for 1999, the commodity price risk for the remaining operations is not anticipated to be material.

     Prices for the Ferrous operations of the Metals Services group are set and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services group. In 1998, the Company's average selling price of ferrous scrap fell 46% to approximately $82 per ton at December 31, 1998. In the nine months ended September 30, 1999, the average selling price of ferrous scrap increased 40% to $115 per ton. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and maintaining relatively low inventories of scrap and processed materials. Based on results of the Ferrous operations for the third quarter of 1999, a 10% change in the price of ferrous scrap is estimated to change the Company's loss from continuing operations before tax by $3.4 million.

                             PHILIP SERVICES CORP.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

(A)

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

     On June 25, 1999, the Company, the U.S. class action plaintiffs and the Canadian class action plaintiffs entered into a memorandum of understanding (the "MOU") with respect to the settlement of the U.S. and Canadian class actions (collectively the "Security Claims"). The MOU provides that the U.S. and Canadian class action plaintiffs will receive 1.5% of the common shares of PSI in exchange for a release and discharge of all claims. The settlement contemplated by the MOU is subject to the execution of definitive documentation and to the approval of the U.S. Court and the Canadian Court. Additionally, the MOU provides that the Debtors will support a joint application for attorneys' fees and reasonable expenses of plaintiff's counsel not to exceed $575,000, subject to approval by the Courts, and which shall not be payable until after the plan implementation date. The claims and causes of actions against the Debtors described in the preceding two paragraphs are classified in the Amended U.S. Plan as Class 8B Securities Claims. Under the Amended U.S. Plan, the Securities Claims will be discharged as of the plan implementation date. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Plan is not confirmed there can be no assurance that the U.S. and Canadian class actions will not have a material adverse effect on the financial condition or results of operations of the Company.

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

     Under the Amended U.S. Plan, the claims in the Liff Actions and the Chazen Actions are classified as Class 8C claims. The Amended U.S. Plan provides that the claims against the Debtors arising from the Liff Actions and the Chazen Actions will be discharged on the plan implementation date. Therefore, if the Amended U.S. Plan is confirmed and consummated, after the plan implementation date, the claims arising from the Liff Actions and the Chazen Actions cannot be pursued against the reorganized Debtors. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the Liff Actions or Chazen Actions will not have a material adverse effect on the financial condition or results of operations of the Company.

(B)

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

     The commencement of the Chapter 11 cases automatically stayed the further prosecution of the Allwaste Collection Action. Moreover, the Debtors believe that the U.S. Court has exclusive jurisdiction over the causes of action asserted in the Allwaste collection action and that such matters will be adjudicated in the Chapter 11 cases by the U.S. Court. Under the Amended U.S. Plan, claims arising out of the Old Debentures are classified as Class 7 Impaired Unsecured Claims and will receive the treatment afforded such claims and will be discharged under the Amended U.S. Plan as of the plan implementation date. Therefore, if the Amended U.S. Plan is confirmed and consummated, after the plan implementation date, the Reorganized Debtors will have no liability as to the Old Debentures and the Allwaste Collection Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the Allwaste Collection Action will not have a material adverse effect on the financial condition or results of operations of the Company.

     On May 25, 1999, the Indenture Trustee filed suit against the Company and the Lenders in the 11th Judicial District Court of Harris County, Texas (the "Allwaste Avoidance Action") alleging that any and all liens, security interests, and obligations conveyed or transferred by the Company to its lending syndicate were avoidable as fraudulent conveyances. The Debtors believe that the commencement of the Chapter 11 cases have vested exclusive standing to prosecute avoidance actions, including those asserted by the Indenture Trustee against the defendant Lenders in the Allwaste Avoidance Action, in the Debtors pursuant to the Bankruptcy Code. Therefore, the Debtors believe that the causes of action alleged in the Allwaste Avoidance Action are property of the Debtors' estates and that further prosecution of the Allwaste Avoidance Action is stayed. Under the terms of the Amended U.S. Plan, the causes of action asserted by the Indenture Trustee against the defendant Lenders will be deemed to be settled and released as a consequence of the treatment of all claims and interests, including the claims of the Lenders and the holders of Old Debentures under the Amended U.S. Plan. Therefore, if the Amended U.S. Plan is confirmed and consummated, as of the plan implementation date, the Allwaste Avoidance Action will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the Allwaste

Avoidance Action will not have a material adverse effect on the financial condition or results of operations of the Company.

(C)

     In June 1997, pursuant to a share purchase agreement, Republic Environmental Systems, Inc. ("Republic") sold certain corporate entities to RESI Acquisition (Delaware), Inc. ("RESI") for $17 million. As consideration for the transaction, RESI paid $8 million in cash and executed two promissory notes in favor of Republic in a combined amount of $9 million. After the notes were executed, the parties made several modifications to the payment schedule, allowing RESI extra time to fulfill its obligations. However, RESI eventually defaulted and Republic thereafter brought an action in the Superior Court of the State of Delaware against the Company and RESI to collect on the notes (the "U.S. Republic Action"). In addition to the note involved in the U.S. Republic Action, another note issued by Philip Enterprises Inc. in conjunction with the RESI acquisition exists and is the subject of litigation in Canada that has now been stayed in connection with the Canadian filing (the "Canadian Republic Action"). The Company filed counterclaims alleging damages from the 1997 Share Purchase Agreement. On June 3, 1999, the court issued judgement granting Republic's Motion for Final Judgement on the Pleadings as to the notes and guaranty, and denying the Company's motion to dismiss. On June 4, 1999, RESI filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of the CCAA and Chapter 11 filings, the U.S. Republic Action and the Canadian Republic Action are now stayed. The claims of Republic, which are classified under the Amended U.S. Plan as Class 7 Impaired Unsecured Claims, will receive the treatment afforded such claims, and will be discharged under the Amended U.S. Plan as of the plan implementation date. Therefore, if the Amended U.S. Plan is confirmed and consummated, as of the plan implementation date, the reorganized Debtors will have no liability as to the U.S. Republic Action or the Canadian Republic Action and the actions will be fully resolved and will be dismissed with prejudice. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not confirmed there can be no assurance that the U.S. Republic Action or the Canadian Republic Action will not have a material adverse effect on the financial condition or results of operations of the Company.

(D)

     In January 1999, Exxon Chemical Company ("Exxon") asserted a claim against International Catalyst, Inc. ("INCAT"), an indirect wholly-owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. INCAT has conducted a preliminary review of these claims and determined that it is not feasible to predict or determine the final outcome of these proceedings. INCAT intends to vigorously defend the claims and believes that it may have insurance coverage for such claims. There can be no assurance, though, that the outcome of the claims will not have a material adverse effect upon the financial condition or results of operations of INCAT.

(E)

     In November 1998, the Company ceased paying interest on its $1.0 billion in outstanding secured syndicated debt, which includes accrued but unpaid interest of $67.9 million, and stopped making payments on certain other unsecured debt and contractual obligations ("the Unsecured Obligations"). The Company has reached an agreement with its lending syndicate on the terms of a financial restructuring of the Company. On June 25, 1999, the Company and substantially all of its wholly-owned subsidiaries located in the United States filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company and substantially all of its wholly-owned subsidiaries located in Canada commenced proceedings under the Companies' Creditors Arrangement Act in Canada on the same date. Pursuant to the Amended U.S. Plan, outstanding syndicated debt of $1 billion will be converted into $250 million of senior secured debt,

$100 million in convertible secured payment in-kind debt and 91% of the common shares of PSI. The senior secured debt and the secured payment in-kind debt each have a term of five years. The Amended U.S. Plan also provides for the conversion of certain specified impaired unsecured claims, into $60 million of payment in-kind notes and 5% of the common shares of PSI as of the plan implementation date. The implementation of the Amended U.S. Plan is subject to the fulfillment of certain conditions. There can be no assurance that the Amended U.S. Plan will be confirmed by the U.S. Court. If the Amended U.S. Plan is not approved, there can be no assurance that the Company will continue as a going concern. If the Amended U.S. Plan is not confirmed, the Unsecured Obligations could have a material adverse effect upon the financial condition or results of operations of the Company.

(F)

     In January 1997, the State of Missouri brought an enforcement action against Solvent Recovery Company ("SRC"), an indirect wholly-owned subsidiary of the Company, in state court alleging numerous violations of hazardous waste regulations at SRC's Kansas City, Missouri facility. Included were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit as well as allegations of numerous deficiencies under regulations and SRC's permit in the accumulation, record keeping, inspection, labelling, transportation and handling of such waste. SRC and the State of Missouri have agreed upon a payment of $225,000 to be made in two installments and a payment of approximately $125,000 which payment is suspended and will be waived if the facility remains in compliance with applicable federal and state environmental standards for three years. Philip does not expect that the matter will have a material adverse effect on its results of operations or financial position.

(G)

     The Company's operations are subject to various comprehensive laws and regulations related to the protection of the environment. The Company's facilities are subject to periodic unannounced inspections by federal, provincial, state and local authorities to ensure compliance with operating permits and applicable laws and regulations. If violations are found or deficiencies, if any, are not remedied, an enforcement action could be commenced against the Company or the Company could be charged with an offense and may incur substantial fines. A charge is outstanding against the Company under the Environmental Protection Act of Ontario in respect of a discharge in October 1997 of an odor from the Company's Vulcan Ave., Toronto, Ontario facility. The Company is also aware of ongoing investigations of certain of its facilities that could give rise to charges or the issuance of notices of violation. Based on the information available and reviews conducted by the Company, the Company does not expect the outstanding charge or the investigations of any single facility to give rise to monetary sanctions that would exceed $100,000.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

     The Plan sets forth a new capital structure for the Company and the conditions that govern the restructuring of approximately $1.0 billion in secured term loans outstanding, which includes accrued but unpaid interest, under the Credit Facility. Under the terms of the Plan, the lenders will convert the outstanding $1.0 billion of secured debt into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of PSI. The secured payment in-kind debt is convertible into 25% of the common shares of PSI on a fully diluted basis as of the plan implementation date. The senior secured debt and the secured payment in-kind debt each have a term of five years.

     On the acquisition of Allwaste, Inc. ("Allwaste") the Company assumed the indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debenture") which are due 2014. At any time up to and including June 1, 2014 the holder of any debenture will have the right to convert the principal amount of such debenture into common shares equal to the principal amount of the debenture surrendered for conversion divided by $19.5376. The debentures are redeemable for cash at the option of the Company. The debentures provide for annual mandatory sinking fund payments equal to 5% of the aggregate principal amount of the debenture issued, commencing June 1, 1999. Interest is payable semi-annually on June 1 and December 1. Effective December 1, 1998, the Company suspended payments of interest on the debenture which created a default under the indenture. Interest accrued on the debenture as at September 30, 1999 is approximately $2 million. The amount of the debentures outstanding was classified as a current liability on the Consolidated Balance Sheet at December 31, 1998.

     Included in other long-term debt are promissory notes, relating to certain 1996 and 1997 acquisitions, totalling $16,000 which are in default as principal repayments required were not made. At December 1998, $11,000 of these notes were in default and therefore were classified as a current liability on the Company's December 31, 1998 Consolidated Balance Sheet.

     Included in the fixed rate secured loans are industrial development bonds totaling $7,700 which were in default as at December 31, 1998, and September 30, 1999 as principal repayments required were not made. Therefore, these loans have been classified as a current liability on the Company's Consolidated Balance Sheets at December 31, 1998 and September 30, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the third quarter of the fiscal year ending December 31, 1999.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1*     Articles of Amalgamation of Lincoln Waste Management Inc.
          (previous name of the Registrant) dated April 15, 1991
 3.2*     Articles of Amendment of the Registrant dated June 26, 1991
 3.3*     Articles of Amendment of the Registrant dated July 10, 1991
 3.4*     Articles of Amendment of the Registrant dated May 22, 1997
 3.5*     Bylaws of Lincoln Waste Management Inc. (previous name of
          the Registrant) dated August 16, 1990
 4.1*     Indenture dated as of June 1, 1989, 7 1/4% Convertible
          Subordinated Debentures due 2014 between Allwaste, Inc. and
          Texas Commerce Trust Company of New York
 4.2*     First Supplemental Indenture dated as of July 30, 1997
          supplementing and amending the June 1, 1989 Indenture
 4.3*     Specimen of Common Stock Certificate
10.1*     1991 Stock Option Plan
10.2*     1997 Amended and Restated Stock Option Plan
10.3+     Credit Agreement dated as of August 11, 1997 among Philip
          Services Corp., Philip Environmental (Delaware), Inc.,
          Canadian Imperial Bank of Commerce, Bankers Trust Company,
          Dresdner Bank of Canada, Dresdner Bank (AG/New York/New York
          Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
10.4*     Amending Agreement No. 1 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
10.5*     Amending Agreement No. 2 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
10.6**    Amending Agreement No. 3 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998
10.7***   Amending Agreement No. 4 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998
10.8(o)   Amending Agreement No. 5 to the Credit Agreement dated as of
          August 11, 1997 among Philip Services Corp., Philip Services
          (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998
10.9(o)   Lock-up Agreement dated as of April 5, 1999 among Philip
          Services Corp. and certain lenders of Philip Services
          Corp.'s lending syndicate
10.10(o)  Proceeds Agreement dated as of April 5, 1999 among Canadian
          Imperial Bank of Commerce, in its capacity as Administrative
          Agent, Philip Services Corp. and certain subsidiaries of
          Philip Services Corp.
10.11(x)  Joint Plan of Reorganization of Philip Services (Delaware)
          Inc. et al, United States Bankruptcy Court for the District
          of Delaware, Chapter 11, Case No 99-02385 (MFW) (Jointly
          Administered)
10.12(x)  Disclosure Statement with respect to Joint Plan of
          Reorganization of Philip Services (Delaware) Inc. et al
          United States Bankruptcy Court for the District of Delaware,
          Chapter 11, Case No 99-02385 (MFW) (Jointly Administered)
10.13(x)  Plan of Compromise and Arrangement dated July 15, 1999 of
          Philip Services Corp. and its Canadian Subsidiaries,
          Companies' Creditors' Arrangement Act, Ontario Superior
          Court of Justice (Commercial List), Court File No.:
          99-CL-3442

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.14(x)  Credit Agreement dated as of June 28, 1999 between Philip
          Services Corp. and Philip Services (Delaware) Inc. as
          Debtors-In-Possession, the Subsidiaries of the Borrowers
          Named Therein as Subsidiary Guarantors, Bankers Trust
          Company as DIP Agent, Bankers Trust Company and Canadian
          Imperial Bank of Commerce as DIP Co-Arrangers, for the
          amount of $100,000,000.
10.15(x)  Amendment to the Lockup Agreement dated June 21, 1999 among the Lenders under a Credit Agreement dated as of August 11,
          1997, as amended and Philip Services Corp.
10.16(u)  Disclosure Statement with respect to the Amended Joint Plan of Reorganization of Philip Services (Delaware), Inc., et
          al, dated September 21, 1999, as filed with the United
          States Bankruptcy Court for the District of Delaware.
10.17(u)  Amended and Restated Joint Plan of Reorganization of Philip
          Services Corp., Philip Services (Delaware), Inc. and certain of their subsidiaries, dated September 21, 1999.
10.18     Amended and Restated Plan of Compromise and Arrangement
          dated September 24, 1999 of Philip Services Corp. and its
          Canadian Subsidiaries, Companies, Creditors Arrangement Act,
          Ontario Superior Court of Justice (Commercial List), Court
          File No. 99-CL-3442.
10.19     Supplement dated October 27, 1999 to the Amended and
          Restated Plan of Compromise and Arrangement dated September
          24, 1999.
21(o)     Subsidiaries of the Registrant
27        Financial Data Schedule

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

(x) incorporated by reference to the exhibits filed with the Company's Quarterly Report for the three months ended June 30, 1999.

(u) incorporated by reference to the exhibits filed with the Company's Application for Qualification of Indentures dated September 29, 1999.

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

     Form 8-K dated September 27, 1999 (amended October 7, 1999) relating to the Company's press release announcing the filing of an Amended and Restated Plan of Compromise and Arrangement under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto and an Amended Joint Plan of Reorganization and a Disclosure Statement under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware, respectively.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Philip Services Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PHILIP SERVICES CORP.
                                                   By: /s/ PHILLIP C. WIDMAN
 -                                                 ----------------------------------------
                                                       Phillip C. Widman
                                                       Executive Vice President and
                                                       Chief Financial Officer

Dated: November 15, 1999

                             PHILIP SERVICES CORP.

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                            COLUMN B       COLUMN C - ADDITIONS        COLUMN D        COLUMN E
--------                          ------------   -------------------------   -------------   ------------
                                    BALANCE,     CHARGED TO    CHARGED TO
                                  BEGINNING OF    COSTS AND       OTHER                      BALANCE, END
DESCRIPTION                          PERIOD       EXPENSES     ACCOUNTS(1)   DEDUCTIONS(2)    OF PERIOD
-----------                       ------------   -----------   -----------   -------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
September 30, 1999.............   (24,353,680     (5,361,818)           --      6,086,533    (23,628,965)
December 31, 1998..............   (17,643,048)   (28,759,609)      113,740     21,933,231    (24,353,680)
December 31, 1997..............    (5,051,308)    (5,050,801)  (13,652,894)     6,111,955    (17,643,048)

---------------

(1) Opening balances in companies acquired in the year net of closing balances of companies sold in the year.

(2) Write-off of uncollectible accounts.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
 3.1*      Articles of Amalgamation of Lincoln Waste Management Inc.
           (previous name of the Registrant) dated April 15, 1991
 3.2*      Articles of Amendment of the Registrant dated June 26, 1991
 3.3*      Articles of Amendment of the Registrant dated July 10, 1991
 3.4*      Articles of Amendment of the Registrant dated May 22, 1997
 3.5*      Bylaws of Lincoln Waste Management Inc. (previous name of
           the Registrant) dated August 16, 1990
 4.1*      Indenture dated as of June 1, 1989, 7 1/4% Convertible
           Subordinated Debentures due 2014 between Allwaste, Inc. and
           Texas Commerce Trust Company of New York
 4.2*      First Supplemental Indenture dated as of July 30, 1997
           supplementing and amending the June 1, 1989 Indenture
 4.3*      Specimen of Common Stock Certificate
10.1*      1991 Stock Option Plan
10.2*      1997 Amended and Restated Stock Option Plan
10.3+      Credit Agreement dated as of August 11, 1997 among Philip
           Services Corp., Philip Environmental (Delaware), Inc.,
           Canadian Imperial Bank of Commerce, Bankers Trust Company,
           Dresdner Bank of Canada, Dresdner Bank (AG/New York/New York
           Branch), Royal Bank of Canada and the various persons from time to time subject to the Credit Agreement as Lenders
10.4*      Amending Agreement No. 1 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 31, 1997
10.5*      Amending Agreement No. 2 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of February 19, 1998
10.6**     Amending Agreement No. 3 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of June 24, 1998
10.7***    Amending Agreement No. 4 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of October 20, 1998
10.8(o)    Amending Agreement No. 5 to the Credit Agreement dated as of
           August 11, 1997 among Philip Services Corp., Philip Services
           (Delaware), Inc. and Canadian Imperial Bank of Commerce made as of December 4, 1998
10.9(o)    Lock-up Agreement dated as of April 5, 1999 among Philip
           Services Corp. and certain lenders of Philip Services
           Corp.'s lending syndicate
10.10(o)   Proceeds Agreement dated as of April 5, 1999 among Canadian
           Imperial Bank of Commerce, in its capacity as Administrative
           Agent, Philip Services Corp. and certain subsidiaries of
           Philip Services Corp.
10.11(oe)  Joint Plan of Reorganization of Philip Services (Delaware)
           Inc. et al, United States Bankruptcy Court for the District
           of Delaware, Chapter 11, Case No 99-02385 (MFW) (Jointly
           Administered)
10.12(oe)  Disclosure Statement with respect to Joint Plan of
           Reorganization of Philip Services (Delaware) Inc. et al
           United States Bankruptcy Court for the District of Delaware,
           Chapter 11, Case No 99-02385 (MFW) (Jointly Administered)
10.13(oe)  Plan of Compromise and Arrangement dated July 15, 1999 of
           Philip Services Corp. and its Canadian Subsidiaries,
           Companies' Creditors' Arrangement Act, Ontario Superior
           Court of Justice (Commercial List), Court File No.:
           99-CL-3442

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
10.14(oe)  Credit Agreement dated as of June 28, 1999 between Philip
           Services Corp. and Philip Services (Delaware) Inc. as
           Debtors-In-Possession, the Subsidiaries of the Borrowers
           Named Therein as Subsidiary Guarantors, Bankers Trust
           Company as DIP Agent, Bankers Trust Company and Canadian
           Imperial Bank of Commerce as DIP Co-Arrangers, for the
           amount of $100,000,000.
10.15(oe)  Amendment to the Lock-up Agreement dated June 21, 1999 among the Lenders under a Credit Agreement dated as of August 11,
           1997, as amended and Philip Services Corp.
10.16(u)   Disclosure Statement with respect to the Amended Joint Plan of Reorganization of Philip Services (Delaware), Inc., et
           al, dated September 21, 1999, as filed with the United
           States Bankruptcy Court for the District of Delaware.
10.17(u)   Amended and Restated Joint Plan of Reorganization of Philip
           Services Corp., Philip Services (Delaware), Inc. and certain of their subsidiaries, dated September 21, 1999.
10.18      Amended and Restated Plan of Compromise and Arrangement
           dated September 24, 1999 of Philip Services Corp. and its
           Canadian Subsidiaries, Companies, Creditors Arrangement Act,
           Ontario Superior Court of Justice (Commercial List), Court
           File No. 99-CL-3442.
10.19      Supplement dated October 27, 1999 to the Amended and
           Restated Plan of Compromise and Arrangement dated September
           24, 1999.
21(o)      Subsidiaries of the Registrant
27         Financial Data Schedule

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

(oe) incorporated by reference to the exhibits filed with the Company's Quarterly Report for the three months ended June 30, 1999.

(u) incorporated by reference to the exhibits filed with the Company's Application for Qualification of Indentures dated September 29, 1999.